Form 10-Q
period 1995-03-31
INDEPRO PROPERTY FUND I LP
filed 1995-05-15
CIK 710982

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10 - Q


                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995       Commission File No.: 2-80756


                         INDEPRO PROPERTY FUND I, L.P.

             (Exact name of registrant as specified in its charter)


                      600 Dresher Road, Horsham, PA 19044
             (Address of principal executive offices and zip code)

           DELAWARE                               51-0265801
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

                                 (215) 956-0400
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                   YES   X             NO
                      ------             ------

There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of March 31, 1995.

                         INDEPRO PROPERTY FUND I, L.P.
                         INDEX OF FINANCIAL STATEMENTS

                                                                                 Page Number
                                                                                 -----------
Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets, as of March 31, 1995
                  and December 31, 1994                                                3

         Consolidated Statements of Income, for the three months
                  ended March 31, 1995 and 1994                                        4

         Consolidated Statement of Partners' Capital for the three
                  months ended March 31, 1995                                          5

         Consolidated Statements of Cash Flows, for the three months
                  ended March 31, 1995 and 1994                                        6

         Notes to Consolidated Financial Statements                                  7-8


      Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  9-12

Part II - Other Information                                                           13

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                          CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1995 and December 31, 1994

                                                                          MARCH 31       DECEMBER 31
                                                                            1995            1994
                                                                            ----            ----
                             Assets

Investments in real estate at cost (note 3)                              $8,938,709        $8,913,733
Less:  Accumulated depreciation and amortization                          3,276,793         3,144,977
                                                                         ----------        ----------
Total investments                                                         5,661,916         5,768,756

Cash and cash equivalents                                                 1,990,787         2,226,528
Accounts receivable (net of allowance for doubtful
  accounts of $21,240 in 1995 and $22,996 in 1994)                          391,915           421,224
Prepaid expenses and other assets (net of accumulated
  amortization of $8,252 in 1995 and $7,859 in 1994                         180,858           114,520
                                                                         ----------        ----------
                          Total Assets                                   $8,225,476        $8,531,028
                                                                         ==========        ==========

                Liabilities and Partners' Capital

Notes payable                                                               588,801           605,814
Capital lease obligation                                                     20,782            23,438
Due to general partner and affiliates                                        34,089           119,307
Accrued liabilities                                                         131,257           194,108
Advance deposits                                                             11,693             7,614
                                                                         ----------        ----------
                        Total Liabilities                                   786,622           950,281
                                                                         ----------        ----------

Partners' capital                                                         7,438,854         7,580,747
                                                                         ----------        ----------
             Total liabilities and partners' capital                     $8,225,476        $8,531,028
                                                                         ==========        ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                       CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended March 31, 1995, and 1994

                                                                       Three Months       Three Months
                                                                          Ended              Ended
                                                                      March 31, 1995     March 31, 1994
                                                                      --------------     --------------
                      Income

Hotel revenues                                                           $  942,230         $1,064,659
Hotel cost of revenues                                                      379,417            434,940
                                                                         ----------         ----------
Gross profit from hotel operations                                          562,813            629,719
Miscellaneous income                                                             --                222
Equity income of joint venture                                                   --              6,022
Investment income                                                            31,727             16,094
                                                                         ----------         ----------
Total income                                                                594,540            652,057
                                                                         ----------         ----------

                    Expenses

Property operating expenses                                              $  248,931         $  252,446
Depreciation and amortization                                               132,209            127,588
Real estate taxes                                                            56,554             50,031
Administrative                                                               13,650             12,474
Repairs and maintenance                                                      29,488             32,425
Insurance                                                                    16,354             15,600
Provision for doubtful accounts                                                (906)            14,680
Interest expense                                                             12,879             14,446
                                                                         ----------         ----------
Total Expenses                                                              509,159            519,690
                                                                         ----------         ----------
Net Income                                                               $   85,381         $  132,367
                                                                         ==========         ==========

Net income allocated to Limited Partners                                 $   84,527         $  131,043

Net income allocated to General Partner                                         854              1,324
                                                                         ----------         ----------
                                                                         $   85,381         $  132,367
                                                                         ==========         ==========

Net income per Limited Partnership
  interests outstanding (30,000)                                         $        3         $        4
                                                                         ==========         ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                   For the three months ended March 31, 1995

                                                                                  Limited
                                                                General         Partnership
                                                                Partner            Units           Total
                                                                -------            -----           -----
Partners' capital at January 1, 1995                          $  771,190        $  6,809,557    $  7,580,747

  Net income                                                         854              84,527          85,381
  Cash distributions from operations                             (22,727)           (204,547)       (227,274)
                                                              ----------        ------------     -----------

Partners'  capital at March 31, 1995                          $  749,317        $  6,689,537    $  7,438,854
                                                              ==========        ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1995 and 1994

                                                            Three months   Three months
                                                               Ended          Ended
                                                           March 31, 1995  March 31, 1994
                                                           --------------  --------------
Cash flows from operating activities:

 Net income                                                $     85,381    $    132,367
 Adjustments to reconcile net income to net cash
  provided by operating activities:

   Depreciation and amortization                                132,209         127,588

Change in assets and liabilities

  Decrease (increase) in accounts receivable                     29,309        (339,030)
  Increase in prepaid expenses                                  (66,731)        (11,964)
  Decrease in accrued liabilities                               (62,851)       (109,671)
  Increase in advance deposits                                    4,079           7,469
  Increase (decrease) in amounts due to general
     partner and affiliates                                     (85,218)          5,280
                                                           ------------    ------------
Net cash provided by (used in) operating activities              36,178        (187,961)
                                                           ------------    ------------

Cash flows from investing activities:

  Distributions received from joint venture in excess of
     equity in earnings                                            --            28,501
  Additions to real estate                                      (24,976)       (130,741)
                                                           ------------    ------------
Net cash provided by (used in) investing activities             (24,976)       (102,240)
                                                           ------------    ------------

Cash flows from financing activities:

  Repayment of notes payable                                    (17,013)        (15,690)
  Repayment of capital lease obligation                          (2,656)         (2,416)
  Distributions to partners from operations                    (227,274)       (454,470)
                                                           ------------    ------------
Net cash (used in) financing activities                        (246,943)       (472,576)
                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents           (235,741)       (762,777)

Cash and cash equivalents, beginning of period                2,226,528       2,257,939
                                                           ------------    ------------

Cash and cash equivalents, end of period                   $  1,990,787    $  1,495,162
                                                           ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         INDEPRO PROPERTY FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1995



  1.  General

      The preceding unaudited financial information sets forth the operations of Indepro Property Fund I, L.P. for the three months ended March 31, 1995. In the opinion of Management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 1995.

      Footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10-K. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1994.

  2.  Partners' Capital

      Indepro Property Fund I, L.P. made a distribution of $227,274 in March 1995 relating to the fourth quarter of 1994. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from this distribution. In addition, the General Partner expects to continue distributions for 1995 at approximately $227,000 per quarter.

      The General Partner is obligated under the terms of the Partnership Agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner.

  3.  Investment in Real Estate

      Investment in real estate consisted of the following as of March 31, 1995:

                                                                             Building and
                          Property                         Land              Improvements      Total
                          --------                         ----              ------------      -----
        Brunswick Hotel and Conference Center            $ 285,000           $ 8,653,709    $ 8,938,709
        Less:  Accumulated Depreciation                          0             3,276,793      3,276,793
                                                         ---------           -----------    -----------
        Total                                            $ 285,000           $ 5,376,916    $ 5,661,916
                                                         =========           ===========    ===========

                         INDEPRO PROPERTY FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1995

3.  Investments in Real Estate (continued)

    On at least an annual basis, the General Partner prepares an estimate of value for each property in the Partnership. The methodology used is either a discounted cash flow analysis or a value based on a direct capitalization of net operating income. This information is used to assist the General Partner in determining net realizable value of the assets of the Partnership. A valuation allowance is provided for assets in cases where the net realizable value is less than the carrying amount of the asset. In addition, assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

4.  Cash Flow Information

    Net cash provided by operating activities reflects cash payments for interest of $12,386 and $14,446 respectively, during the three months ended March 31, 1995 and March 31, 1994.

    For purposes of the Consolidated Statements of Cash Flows, the Partnership considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

5.  Concentration of Credit Risk

    The Partnership's operations consist of ownership of a hotel located in Lancaster, Pennsylvania. The Partnership maintains adequate levels of property and liability insurance for the hotel. The Partnership's hotel customers primarily include governmental agencies, and to a lesser extent, corporate travelers and tourists. The Partnership performs credit evaluations of its customers and generally does not require collateral.

    The Partnership invests its excess cash primarily through a major commercial bank. Cash available in these accounts may at times exceed FDIC insurance limits.

6.  Investment in Joint Venture

    The Partnership previously invested in a Joint Venture which was accounted for under the equity method. The property in this joint venture was sold on June 22, 1994 for a gain of $1,434,295 and a loss of $106,620 was recorded related to the write off of the remaining balance of capitalized fees paid in connection with the acquisition of the Partnership's interest in the joint venture. The following is a summary of the results of operations of the Joint Venture for the quarter ended March 31, 1994:

                                                        March 31,
                                                         1994

           Revenues                                    $ 279,821
           Operating Expenses                            267,777
                                                       ---------
           Net Income                                  $  12,044
                                                       =========

           Partnership's equity in net income
           (loss)                                      $   6,022
                                                       =========

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)

                                 Part I, Item 2


          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

The Partnership's net income for the three months ended March 31, 1995 was $85,381, a decrease of $46,986 from the same period of the prior year. This decrease is attributable to a decline in occupancy rates at the Brunswick Hotel from an average of 70% for the three months ended March 31, 1994 to an average of 62% for the three months ended March 31, 1995. (See discussion under Brunswick Hotel and Conference Center below. )

         Brunswick Hotel and Conference Center

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel decreased from $123,030 for the three months ended March 31, 1994 to $86,923 for the three months ended March 31, 1995 due to the decline in occupancy rates. This decline in occupancy was attributable to the cancellation of Army classes and the fact that the OPM business was slower than anticipated during the first three months of the year. These factors caused a decline in rooms revenue of approximately $95,000 from the same period of the prior year. In addition, as a result of the decline in Government business, food revenue also decreased by approximately $25,000 over the same time period. The Government business with both the Army and OPM is expected to recover during the second quarter of the 1995 with the shifting of some of the classes scheduled for first quarter into the second quarter. The decline in revenue was partially offset by a decrease in cost of sales of approximately $55,000 and a decrease in the allowance for bad debts of approximately $15,000 due to a lower accounts receivable balance.

The Brunswick Hotel property also includes an adjacent conference center. Prior to 1991, this space was primarily a retail mall. In 1991, the Partnership converted a portion of the upper level Mall to office space for the Army. In addition, the lower level Mall was converted to additional conference facilities and office space for the Office of Personnel Management (OPM). Hotel room night charges generally include a provision for the use of the office and conference space. The Hotel does not separately charge customers for these facilities in most cases. The remaining mall retail space does not generate revenues that are significant to the operations of the Hotel. The Hotel's lease with the adjacent United Artist Theater expires in November, 1995, and the operators of the theater have indicated that they do not intend to renew or extend their lease beyond its current term. Annual revenues from the Theater of approximately $41,000 are not significant to the operations of the hotel.

In October 1990, the Partnership contracted with two agencies of the U.S. Government to provide training facilities and rooms. The Department of Defense (the Army) has guaranteed a minimum of 11,000 room nights per year of the agreement. The current agreement grants to the Army two one-year options expiring on September 30, 1997. The U.S. Army has booked approximately 18,000 room nights for the period from October 1, 1994 to September 30, 1995. The lease is terminable by the Army at any time by giving at least sixty days prior written notice.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)

Results of Operations (continued)

         Brunswick Hotel and Conference Center (continued)

In addition, the U.S. Government's Office of Personnel Management ("OPM") was offered three six month options extending through May, 1996. OPM has exercised all three consecutive six month options. OPM has booked approximately 22,000 room nights for the period ending September 30, 1995. Historically, OPM has canceled less than 5% of rooms booked.

In 1992, the Office of Personnel Management closed its training and conference facility in King's Point, New York and relocated the majority of this business to the Brunswick Hotel and Conference Center in Lancaster, Pennsylvania. OPM expressed a further commitment to the facility in Lancaster by closing another training center in Oak Ridge, Tennessee in January 1995 and relocating personnel and equipment to the Brunswick Hotel. There are currently fourteen full-time employees occupying space in the OPM offices with plans for further expansion under review. The Hotel is currently developing plans to schedule an additional track of classes for OPM that would run throughout this year. Denver, Colorado and Lancaster, Pennsylvania are now the two primary training facilities for the OPM with the OPM offices in Lancaster having the distinction of being the reservation center for all training including those classes held in the Denver location.


        Lincoln Oaks

Lincoln Oaks Apartments (Phase I) in Fort Worth, Texas, was sold on June 22, 1994. Accordingly, no equity income was recognized for the three months ended March 31, 1995. Equity income for the three months ended March 31, 1994 was $6,022.


Liquidity and Capital Resources

As of March 31, 1995, the Partnership had cash and cash equivalents totaling $1,990,787, in comparison with $2,226,528 at December 31, 1994 and $1,495,162 at March 31, 1994.

Since 1989, competition to the Hotel has increased dramatically as more than ten new hospitality facilities have opened, adding many additional new rooms to the marketplace. In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continues in 1995. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. During 1993, the Hotel spent approximately $381,000 to install a complete sprinkler system in all guest rooms and common areas. Approximately $64,000 was spent during 1994 to complete this sprinkler work. In addition, approximately $245,000 was spent during 1994 for the replacement of bedding, carpet, and other room fixtures. The General Partner has budgeted approximately $150,000 to be spent in 1995 for the continued upgrading of the Hotel rooms and an additional $50,000 will be spent during 1995 for work that was completed during 1994. Approximately $25,000 of the amounts budgeted for 1995 was expended in the three months ended March 31, 1995.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Mall. On August 12, 1993, this promissory note was refinanced from a 10.7% interest rate to an 8.25% interest rate. Monthly payments decreased from $10,958 to $9,800, which began in September 1993, due to this refinancing. There were $16,000 in loan fees related to this refinancing which were advanced under the note. Approximately $791,443, which includes the $16,000 in loan fees has been advanced under this note.

On June 22, 1994, Lincoln Oaks I, Fort Worth Ltd., (the "Joint Venture"), a joint venture in which Indepro Property Fund I, L.P. (the "Registrant") had a 50% interest, including certain significant priorities and preferences in the event of sale, conveyed title to Lincoln Oaks Apartments (Phase I) to South West Properties, L.P., (the "Purchaser"). Lincoln Oaks Apartments is a 248 unit garden apartment complex located on approximately 10 acres in Fort Worth, Texas. In accordance with the joint venture agreement, the net sales proceeds of $3,193,000 were distributed to the Partnership. The Partnership distributed the net sales proceeds, less $90,900 due to the Advisor for its purchase of the preferred return, to the Limited Partners on July 28, 1994 in a distribution of $97.38 per unit.

The sale of Lincoln Oaks Apartments will not have a material ongoing impact on the net income of the Partnership. The Partnership had been receiving cash distributions averaging approximately $150,000 each year for the past three years from its investment in Lincoln Oaks. The General Partner does not believe that the loss of these cash flows will result in a change in the level of the quarterly distribution in the future.

With the sale of Lincoln Oaks on June 22, 1994, the Brunswick Hotel is now the sole remaining property owned by the Partnership. The General Partner has listed the Brunswick Hotel for sale with Grubb and Ellis. In accordance with the Partnership Agreement, the Partnership is expected to be dissolved upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis.

Management's Discussion and Analysis of Financial Condition and
  Results of Operations (Continued)

Liquidity and Capital Resources (continued)


        Distributions

Indepro Property Fund I, L.P. made a distribution of $227,274 in March 1995 relating to the fourth quarter of 1994. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from this distribution. In addition, the General Partner expects to continue distributions for 1995 at approximately $227,000 per quarter. In addition, a distribution of excess Partnership cash will be made in May 1995 which amounts to $50 per Limited Partnership Unit.

The General Partner is obligated under the terms of the Partnership agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of March 31, 1995, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $4,214,275. The Partnership had cash of $1,990,787 at March 31, 1995. If the General Partner distributed this cash, the Limited Partners' share would have been $1,549,045, which would have reduced the amount of this obligation to $2,665,230. The General Partner has cash of $1,528,976, demand notes of $1,400,000, and would have $441,742 of its share of Partnership cash for a total of $3,370,718 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. In addition to its various initiatives to improve the financial condition of the Partnership as discussed herein, the General Partner is considering the potential benefits and liabilities, and their impact on the Limited Partners, of sale of the Brunswick Hotel, the sole remaining property in the Partnership, and the ultimate dissolution and liquidation of the Partnership. The Hotel is currently listed for sale with Grubb and Ellis.

Inflation

The rate of inflation during the three most recent years has been low. Low rates of inflation combined with increased market competition generally produce an environment in which rental rate increases are relatively modest. The Brunswick Hotel has not experienced significant increases in major expenditures since inflation has been offset by more effective expense management. In the markets in which the Brunswick Hotel competes, it is not feasible to pass on all increasing costs in the form of higher room rates.

In the past, it was assumed that inflation would result in capital appreciation in investment properties through increases in rental rates and replacement costs in comparison with new properties. During the term in which the Brunswick Hotel has been owned by the Partnership, inflation has been modest and capital appreciation as a result of inflation has not occurred.

                         INDEPRO PROPERTY FUND I, L.P.
                        (A Delaware Limited Partnership)

                                    PART II

                               OTHER INFORMATION


ITEM 1.     Legal Proceedings

                 None

ITEM 2.     Changes in Securities

                  None

ITEM 3.     Defaults Upon Senior Securities

                  Not applicable

ITEM 4.     Submission of  Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.     Other Information

                  None

ITEM 6.     Exhibits and Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INDEPRO PROPERTY FUND I, L.P.


                                   By:  Indepro Property Fund I Corp.,
                                         General Partner

                                   By:  /s/ Ronald M. Pappas
                                        --------------------------
                                          Ronald M. Pappas
                                             President



Date:  May 12, 1995                By: /s/ Ann M. Strootman
                                       ----------------------------
                                          Ann M. Strootman
                                           Controller