Form 10-Q
period 1995-06-30
INDEPRO PROPERTY FUND I LP
filed 1995-08-14
CIK 710982

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10 - Q


                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995       Commission File No.:  2-80756


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to s uch filing for the past 90 days.

                      YES   X     NO
                          -----      -----

There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of June 30, 1995.

                         INDEPRO PROPERTY FUND I, L.P.
                         INDEX OF FINANCIAL STATEMENTS

                                                                     Page Number

Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets, as of June 30, 1995
                and December 31, 1994                                         3

         Consolidated Statements of Income, for the three and six
                months ended June 30, 1995 and 1994                           4

         Consolidated Statement of Partners' Capital for the six
                months ended June 30, 1995                                    5

         Consolidated Statements of Cash Flows, for the six months
                ended June 30, 1995 and 1994                                  6

         Notes to Consolidated Financial Statements                         7-8

      Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9-12

Part II - Other Information                                                  13

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1995 and December 31, 1994

                                                          JUNE 30    DECEMBER 31
                                                            1995        1994
                                                            ----        ----
                       Assets

Investments in real estate at cost (note 3)              $8,951,029   $8,913,733
Less:  Accumulated depreciation and amortization          3,408,763    3,144,977
                                                         ----------   ----------
Total investments                                         5,542,266    5,768,756

Cash and cash equivalents                                   549,805    2,226,528
Accounts receivable (net of allowance for doubtful
  accounts of $30,379 in 1995 and $22,996 in 1994)          543,785      421,224
Prepaid expenses and other assets (net of accumulated
  amortization of $3,750 in 1995 and $7,859 in 1994) .      138,767      114,520
                                                         ----------   ----------
Total Assets                                             $6,774,623   $8,531,028
                                                         ==========   ==========

              Liabilities and Partners' Capital

Notes payable                                               571,699      605,814
Capital lease obligation                                     18,064       23,438
Due to general partner and affiliates                        11,364      119,307
Accrued liabilities                                         161,739      194,108
Advance deposits                                             10,499        7,614
                                                         ----------   ----------
                         Total Liabilities                  773,364      950,281
                                                         ----------   ----------

Partners' capital                                         6,001,259    7,580,747
                                                         ----------   ----------
         Total liabilities and partners' capital         $6,774,623   $8,531,028
                                                         ==========   ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                       CONSOLIDATED STATEMENTS OF INCOME
           For the three and six months ended June 30, 1995 and 1994

                                          Three months  Three months   Six months   Six months
                                             Ended         Ended         Ended         Ended
                                         June 30, 1995 June 30, 1994 June 30, 1995 June 30, 1994
                                         ------------- ------------- ------------- -------------
                 Income

Hotel revenues                           $ 1,312,380   $ 1,295,601    $ 2,254,610   $ 2,360,260
Hotel cost of revenues                       481,585       499,221        861,002       934,161
                                         -----------   -----------    -----------   -----------
Gross profit from hotel operations           830,795       796,380      1,393,608     1,426,099
Equity income of joint venture                  --       1,411,354           --       1,417,376
Investment income                             17,545        21,854         49,272        37,948
Miscellaneous income                            --            --             --             222
                                         -----------   -----------    -----------   -----------

Total income                                 848,340     2,229,588      1,442,880     2,881,645
                                         -----------   -----------    -----------   -----------

               Expenses

Property operating expenses                  244,851       245,981        493,782       498,427
Depreciation and amortization                132,470       128,577        264,679       256,165
Real estate taxes                             62,687        60,903        119,241       110,934
Administrative                                23,019        19,000         36,669        31,474
Repairs and maintenance                       26,581        27,906         56,069        60,331
Insurance                                     21,070        32,555         37,424        48,155
Provision for doubtful accounts                9,388        (1,870)         8,482        12,810
Write-off of other assets                     10,718          --           10,718          --
Interest expense                              12,727        14,225         25,606        28,671
                                         -----------   -----------    -----------   -----------

Total expenses                               543,511       527,280      1,052,670     1,046,968
                                         -----------   -----------    -----------   -----------
Net Income                               $   304,829   $ 1,702,308    $   390,210   $ 1,834,677
                                         -----------   -----------    -----------   -----------
Net income allocated to Limited
Partners                                 $   301,781   $ 1,685,285    $   386,308   $ 1,816,330

Net income allocated to General
Partner                                        3,048        17,023          3,902        18,347
                                         -----------   -----------    -----------   -----------
                                         $   304,829   $ 1,702,308    $   390,210   $ 1,834,677
                                         ===========   ===========    ===========   ===========

Net income per Limited Partnership
  interests outstanding (30,000)         $        10   $        57    $        13   $        61
                                         ===========   ===========    ===========   ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     For the six months ended June 30, 1995

                                                                    Limited
                                                      General     Partnership
                                                      Partner        Units          Total
                                                     --------    ------------   ----------
Partners' capital at January 1, 1995                 $771,190    $ 6,809,557    $ 7,580,747

Net income for the quarter ended March 31, 1995           854         84,527         85,381
Cash distributions from operations                    (22,727)      (204,547)      (227,274)
                                                     --------    -----------    -----------

Partners'  capital at March 31, 1995                  749,317      6,689,537      7,438,854

Net income for the quarter ended June 30, 1995          3,048        301,781        304,829
Cash distributions from operations                    (37,879)    (1,704,547)    (1,742,426)
                                                     --------    -----------    -----------

Partners' capital at June 30, 1995                   $714,486    $ 5,286,771    $ 6,001,257
                                                     ========    ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1995 and 1994

                                                                 Six months     Six months
                                                                   Ended          Ended
                                                               June 30, 1995  June 30, 1994
                                                              --------------  -------------
Cash flows from operating activities:

 Net income                                                     $   390,210    $ 1,834,677
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                     264,679        256,165
  Write-off of other assets                                          10,718           --
 Change in assets and liabilities:
  Increase in accounts receivable                                  (122,561)      (139,036)
  Increase in prepaid expenses                                      (35,857)          (309)
  Decrease in accrued liabilities                                   (32,369)       (78,743)
  Increase in advance deposits                                        2,885          4,987
  Increase (decrease) in amounts due to general
     partner and affiliates                                        (107,943)         3,388
                                                                -----------    -----------
Net cash provided by (used in) operating activities                 369,762      1,881,129
                                                                -----------    -----------

Cash flows from investing activities:

  Distributions received from joint venture in excess of
     equity in earnings                                                --        1,745,896
  Additions to real estate                                          (37,296)      (173,858)
                                                                -----------    -----------
Net cash provided by (used in) investing activities                 (37,296)     1,572,038
                                                                -----------    -----------

Cash flows from financing activities:

  Repayment of notes payable                                        (34,115)       (31,400)
  Repayment of capital lease obligation                              (5,374)        (4,890)
  Distributions to partners from operations                        (454,548)      (681,818)
  Distributions to partners from reserves                        (1,515,152)          --
                                                                -----------    -----------
Net cash (used in) financing activities                          (2,009,189)      (718,108)
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents             (1,676,723)     2,735,059

Cash and cash equivalents, beginning of period                    2,226,528      2,257,939
                                                                -----------    -----------

Cash and cash equivalents, end of period                        $   549,805    $ 1,495,162
                                                                ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                       6



                         INDEPRO PROPERTY FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of June 30, 1995



1.  General

    The preceding unaudited financial information sets forth the operations of Indepro Property Fund I, L.P. for the six months ended June 30, 1995. In the opinion of Management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six months ended June 30, 1995.

    Footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10 - K. These interim financial statements should be read in conjunction with the Form 10 - K for the year ended December 31, 1994.

2.  Partners' Capital

    Indepro Property Fund I, L.P. made distributions of $227,274 in March 1995 relating to the operations for the fourth quarter of 1994 and $227,274 in May 1995 relating to the operations for the first quarter of 1995. In addition, on May 15, 1995, the Partnership distributed excess cash reserves totaling $1,515,152. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from the quarterly distributions. The General Partner expects to continue distributions for 1995 at approximately $227,000 per quarter.

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

3.  Investment in Real Estate

    Investment in real estate consisted of the following as of June 30, 1995:



                                                      Building and
                   Property                   Land    Improvements     Total
                   --------                   ----    ------------     -----
    Brunswick Hotel and Conference Center  $ 285,000   $8,666,029   $8,951,029
    Less:  Accumulated Depreciation                0    3,408,763    3,408,763
                                           ---------   ----------   ----------
    Total                                  $ 285,000   $5,257,266   $5,542,266
                                           =========   ==========   ==========

                         INDEPRO PROPERTY FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of June 30, 1995

3.  Investments in Real Estate (continued)

    On at least an annual basis, the General Partner prepares an estimate of value for the property in the Partnership. The methodology used is either a discounted cash flow analysis or a value based on a direct capitalization of net operating income. This information is used to assist the General Partner in determining net realizable value of the assets of the Partnership. A valuation allowance is provided for assets in cases where the net realizable value is less than the carrying amount of the asset. In addition, assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

4.  Cash Flow Information

    Net cash provided by operating activities reflects cash payments for interest of $24,684 and $28,671 respectively, during the six months ended June 30, 1995 and June 30, 1994.

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

6.  Investment in Joint Venture

    The Partnership previously invested in a Joint Venture which was accounted for under the equity method. The property in this joint venture was sold on June 22, 1994 for a gain of $1,434,295 and a loss of $106,620 was recorded related to the write off of the remaining balance of capitalized fees paid in connection with the acquisition of the Partnership's interest in the joint venture. The following is a summary of the results of operations of the Joint Venture for the quarter ended June 30, 1994:

                                                     June 30,
                                                       1994
                                                   -----------
             Revenues                              $   532,589
             Gain on Sale                            1,536,915
             Operating Expenses                        592,780
                                                   -----------
             Net Income                            $ 1,417,376
                                                   ===========

             Partnership's equity in net income
             (loss)                                $ 1,417,376
                                                   ===========

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)

                                 Part I, Item 2


Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations

The Partnership's net income for the six months ended June 30, 1995 was $390,210, a decrease of $1,444,467 from the same period of the prior year. The June 30, 1994 results reflected the gain on the sale of the Lincoln Oaks Apartments on June 22, 1994 of $1,434,295, offset partially by a loss of $106,620 related to the write-off of the remaining balance of capitalized fees paid in connection with the acquisition of the Partnership's interest in the joint venture. (See discussion under individual property headings below.)

    Brunswick Hotel and Conference Center

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel decreased from $408,618 for the six months ended June 30, 1994 to $381,229 for the six months ended June 30, 1995 due to the decline in occupancy rates. Occupancy rates declined from an average of 76% for the six months ended June 30, 1994 to an average of 73% for the six months ended June 30, 1995. This decline in occupancy was attributable to the cancellation of Army classes and the fact that the OPM business was slower than anticipated during the first three months of the year. These factors caused a decline in revenue of approximately $105,650 from the same period of the prior year. The Government business with both the Army and OPM has started to recover during the second quarter of the 1995 with the shifting of some of the classes scheduled for first quarter into the second quarter. The decline in revenue was partially offset by a decrease in cost of sales of approximately $73,000.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

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

    Lincoln Oaks

Lincoln Oaks Apartments (Phase I) in Fort Worth, Texas, was sold on June 22, 1994. Accordingly, no equity income was recognized for the six months ended June 30, 1995. Equity income for the six months ended June 30, 1994 was $1,417,376, which reflected a gain of $1,434,295 from the sale of the apartments, partially offset by a loss of $106,620 related to the write off of the remaining balance of capitalized fees paid in connection with the acquisition of the Partnership's interest in the joint venture.

Liquidity and Capital Resources

As of June 30, 1995, the Partnership had cash and cash equivalents totaling $549,805, in comparison with $2,226,528 at December 31, 1994 and $4,992,997 at
June 30, 1994. The decrease in cash is due to the distribution of excess cash reserves of $1,515,152 in May 1995. Management believed that this cash was no longer needed for capital improvements at the Brunswick Hotel.

Since 1989, competition to the Hotel has increased dramatically as more than ten new hospitality facilities have opened, adding many additional new rooms to the marketplace. In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continues in 1995. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. During 1993, the Hotel spent approximately $381,000 to install a complete sprinkler system in all guest rooms and common areas. Approximately $64,000 was spent during 1994 to complete this sprinkler work. In addition, approximately $245,000 was spent during 1994 for the replacement of bedding, carpet, and other room fixtures. The General Partner has budgeted approximately $150,000 to be spent in 1995 for the continued upgrading of the Hotel rooms and an additional $50,000 will be spent during 1995 for work that was completed during 1994. Approximately $37,300 of the amounts budgeted for 1995 was expended in the six months ended June 30, 1995. These 1995 improvements are being funded through cash flows from operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

The General Partner believes that cash flows from operations will be adequate to fund both debt service and the remainder of 1995 improvements.

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

With the sale of Lincoln Oaks on June 22, 1994, the Brunswick Hotel is now the sole remaining property owned by the Partnership. The General Partner has engaged the Grubb and Ellis Hospitality Group to assist in the marketing and sale of the Brunswick Hotel. In accordance with the Partnership Agreement, the Partnership is expected to be dissolved upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Liquidity and Capital Resources (continued)


Distributions

Indepro Property Fund I, L.P. made a distribution of $227,274 in March 1995 relating to the operating results for the fourth quarter of 1994 and a distribution of $227,274 in May 1995 related to the operating results for the first quarter of 1995. In addition, a distribution of excess cash reserves of $1,515,152 was made on May 15, 1995. Management believed that this cash was no longer needed for capital improvements at the Brunswick Hotel. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from the quarterly distributions. The General Partner expects to continue distributions for 1995 at approximately $227,000 per quarter.

The General Partner is obligated under the terms of the Partnership agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of June 30, 1995, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,426,571. The Partnership had cash of $549,805 at June 30, 1995. If the General Partner distributed this cash, the Limited Partners' share would have been $427,807, which would have reduced the amount of this obligation to $2,998,764. The General Partner has cash of $1,983,753, demand notes of $1,400,000, and would have $121,998 of its share of Partnership cash for a total of $3,505,751 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. In addition to its various initiatives to improve the financial condition of the Partnership as discussed herein, the General Partner is considering the potential benefits and liabilities, and their impact on the Limited Partners, of sale of the Brunswick Hotel, the sole remaining property in the Partnership, and the ultimate dissolution and liquidation of the Partnership. The Hotel is currently listed for sale with Grubb and Ellis.

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

             None

ITEM 3.     Defaults Upon Senior Securities

             Not applicable

ITEM 4.     Submission of  Matters to a Vote of Security Holders

             Not applicable

ITEM 5.     Other Information

             None

ITEM 6.     Exhibits and Reports on Form 8 - K

             No reports were filed on Form 8 - K during the quarter ended June 30, 1995.

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


                                   INDEPRO PROPERTY FUND I, L.P.


                                             By:  Indepro Property Fund I Corp.,
                                                       General Partner

                                             By:  /s/ Wayne L. Harris
                                                  -------------------
                                                      Wayne L. Harris
                                                      Vice President



Date:  August 11, 1995                       By:  /s/ Ann M. Strootman
                                                  --------------------
                                                      Ann M. Strootman
                                                      Controller