Form 10-Q
period 1995-09-30
INDEPRO PROPERTY FUND I LP
filed 1995-11-14
CIK 710982

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 For the Quarterly Period
 Ended September 30, 1995                   Commission File No.: 2-80756


                          INDEPRO PROPERTY FUND I, L.P.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       600 Dresher Road, Horsham, PA 19044
       -------------------------------------------------------------------
              (Address of principal executive offices and zip code)

              DELAWARE                                51-0265801
   -------------------------------        -----------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)


                                 (215) 956-0400
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g)of the Act:
                          Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                               YES  X        NO
                                  ----            ----

        There is no public market for the Limited Partnership Interests.
            Non-affiliates hold 23,579 Limited Partnership Interests
                            as of September 30, 1995.

                          INDEPRO PROPERTY FUND I, L.P.
                          INDEX OF FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     ----------
Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets, as of September 30, 1995
                  and December 31, 1994                                   3

         Consolidated Statements of Income, for the three and nine
                  months ended September 30, 1995 and 1994                4

         Consolidated Statement of Partners' Capital for the nine
                  months ended September 30, 1995                         5

         Consolidated Statements of Cash Flows, for the nine months
                  ended September 30, 1995 and 1994                       6

         Notes to Consolidated Financial Statements                      7-8


      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9-12

Part II - Other Information                                              13

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1995 and December 31, 1994




                                                                                                September 30,           December 31,
                                                                                                     1995                   1994
                                                                                                     ----                   ----

                             Assets

Investments in real estate at cost (note 3)                                                       $8,991,515             $8,913,733
Less:  Accumulated depreciation and amortization                                                   3,542,025              3,144,977
                                                                                                  ----------             ----------
Total investments                                                                                  5,449,490              5,768,756

Cash and cash equivalents                                                                            701,979              2,226,528
Accounts receivable (net of allowance for doubtful
  accounts of $30,858 in 1995 and $22,996 in 1994)                                                   571,373                421,224
Prepaid expenses and other assets (net of accumulated
  amortization of $4,250 in 1995 and $7,859 in 1994)                                                 115,468                114,520
                                                                                                  ----------             ----------
                          Total Assets                                                            $6,838,310             $8,531,028
                                                                                                  ==========             ==========

                Liabilities and Partners' Capital

Notes payable                                                                                        554,228                605,814
Capital lease obligation                                                                              15,279                 23,438
Due to general partner and affiliates                                                                 36,893                119,307
Accrued liabilities                                                                                  149,517                194,108
Advance deposits                                                                                      11,858                  7,614
                                                                                                  ----------             ----------
                        Total Liabilities                                                            767,775                950,281
                                                                                                  ----------             ----------

Partners' capital                                                                                  6,070,535              7,580,747
                                                                                                  ----------             ----------
             Total liabilities and partners' capital                                              $6,838,310             $8,531,028
                                                                                                  ==========             ==========











               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
         For the three and nine months ended September 30, 1995 and 1994


                                                            Three months      Three months         Nine months        Nine months
                                                                Ended             Ended               Ended              Ended
                                                           Sept. 30, 1995    Sept. 30, 1994       Sept. 30, 1995     Sept. 30, 1994
                                                           --------------    --------------       --------------     --------------

          Income

Hotel revenues                                              $ 1,294,317         $ 1,285,162          $ 3,548,928         $ 3,645,421
Hotel cost of revenues                                          476,597             488,439            1,337,599           1,422,600
                                                            -----------         -----------          -----------         -----------
Gross profit from hotel operations                              817,720             796,723            2,211,329           2,222,821
Equity income of joint venture                                     --                (3,612)                --             1,413,764
Investment income                                                 4,139              33,449               53,411              71,397
Miscellaneous income                                               --                   660                 --                   882
                                                            -----------         -----------          -----------         -----------
Total income                                                    821,859             827,220            2,264,739           3,708,864
                                                            -----------         -----------          -----------         -----------

               Expenses

Property operating expenses                                     255,476             263,509              749,254             761,937
Depreciation and amortization                                   133,762             128,727              398,441             384,892
Real estate taxes                                                51,815              51,497              171,056             162,431
Administrative                                                   32,512              25,046               69,181              56,520
Repairs and maintenance                                          24,721              22,774               80,790              83,105
Insurance                                                        13,001              14,568               50,425              62,723
Provision for doubtful accounts                                   1,730               3,385               10,212              16,195
Write-off of other assets                                          --               106,620               10,720             106,620
Interest expense                                                 12,292              13,965               37,898              42,636
                                                            -----------         -----------          -----------         -----------
Total expenses                                                  525,308             630,091            1,577,977           1,677,059
                                                            -----------         -----------          -----------         -----------
Net Income                                                  $   296,552         $   197,129          $   686,762         $ 2,031,805
                                                            ===========         ===========          ===========         ===========
Net income allocated to Limited
Partners                                                    $   293,586         $   195,158          $   679,894         $ 2,011,487
Net income allocated to General
Partner                                                           2,966               1,971                6,868              20,318
                                                            -----------         -----------          -----------         -----------
                                                            $   296,552         $   197,129          $   686,762         $ 2,031,805
                                                            ===========         ===========          ===========         ===========
Net income per Limited Partnership
  interests outstanding (30,000)                            $        10         $         7          $        23         $        67
                                                            ===========         ===========          ===========         ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  For the nine months ended September 30, 1995



                                                                                      Limited
                                                                     General        Partnership
                                                                     Partner           Units             Total
                                                                   -----------       -----------       -----------

Partners' capital at January 1, 1995                               $   771,190       $ 6,809,557       $ 7,580,747

Net income for the quarter ended March 31, 1995                            854            84,527            85,381
Cash distributions from operations                                      (2,274)         (225,000)         (227,274)
                                                                   -----------       -----------       -----------
Partners'  capital at March 31, 1995                                   769,770         6,669,084         7,438,854

Net income for the quarter ended June 30, 1995                           3,048           301,781           304,829
Cash distributions from operations                                     (17,426)       (1,725,000)       (1,742,426)
                                                                   -----------       -----------       -----------
Partners' capital at June 30, 1995                                     755,392         5,245,865         6,001,257

Net income for the quarter ended September 30, 1995                      2,966           293,586           296,552
Cash distributions from operations                                      (2,274)         (225,000)         (227,274)
                                                                   -----------       -----------       -----------
Partners' capital at September 30,1995                             $   756,084       $ 5,314,451       $ 6,070,535
                                                                   ===========       ===========       ===========







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1995 and 1994


                                                                                              Nine months            Nine months
                                                                                                 Ended                   Ended
                                                                                             Sept. 30, 1995          Sept. 30, 1994
                                                                                             ---------------         --------------
Cash flows from operating activities:

 Net income                                                                                    $   686,762              $ 2,031,805
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                                    398,441                  384,892
  Write-off of other assets                                                                         10,720                  106,620
 Change in assets and liabilities:
  Increase in accounts receivable                                                                 (150,149)                (171,361)
  Increase in prepaid expenses                                                                     (13,062)                  (4,420)
  Decrease in accrued liabilities                                                                  (44,591)                 (87,537)
  Increase in advance deposits                                                                       4,245                    5,087
  Increase (decrease) in amounts due to general
   partner and affiliates                                                                          (82,414)                 105,650
                                                                                               -----------              -----------
Net cash provided by (used in) operating activities                                                809,952                2,370,736
                                                                                               -----------              -----------

Cash flows from investing activities:

  Distributions received from joint venture in excess of
     equity in earnings                                                                               --                  1,744,464
  Additions to real estate                                                                         (77,782)                (185,836)
                                                                                               -----------              -----------
Net cash provided by (used in) investing activities                                                (77,782)               1,558,628
                                                                                               -----------              -----------

Cash flows from financing activities:

  Repayment of notes payable                                                                       (51,586)                 (47,453)
  Repayment of capital lease obligation                                                             (8,159)                  (7,422)
  Distributions to partners from operations                                                     (2,196,974)                (909,090)
  Distributions to partners from sale of Lincoln Oaks                                                 --                 (2,950,904)
                                                                                               -----------              -----------
Net cash (used in) financing activities                                                         (2,256,719)              (3,914,869)
                                                                                               -----------              -----------

Net increase (decrease) in cash and cash equivalents                                            (1,524,549)                  14,495

Cash and cash equivalents, beginning of period                                                   2,226,528                2,257,939
                                                                                               -----------              -----------

Cash and cash equivalents, end of period                                                       $   701,979              $ 2,272,434
                                                                                               ===========              ===========



             The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1995



   1. General

      The preceding unaudited financial information sets forth the operations of Indepro Property Fund I, L.P. for the nine months ended September 30, 1995. In the opinion of Management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine months ended September 30, 1995.

      Footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10 -
      K. These interim financial statements should be read in conjunction with the Form 10 - K for the year ended December 31, 1994.

   2. Partners' Capital

      Indepro Property Fund I, L.P. made distributions of $227,274 in March 1995 relating to the operations for the fourth quarter of 1994, $227,274 in May 1995 relating to the operations for the first quarter of 1995 and $227,274 in August 1995 relating to operations for the second quarter of 1995. In addition, on May 15, 1995, the Partnership distributed excess cash reserves totaling $1,515,152. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from the quarterly distributions. The General Partner expects to make a distribution of approximately $227,000 in the fourth quarter of 1995.

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

   3. Investment in Real Estate

      Investment in real estate consisted of the following as of September 30,1995:

                                                                    Building and
                Property                              Land          Improvements       Total
                --------                              ----          ------------      -----
          Brunswick Hotel and Conference Center       $  285,000      $8,706,515     $8,991,515
          Less:  Accumulated Depreciation                      0       3,542,025      3,542,025
                                                     ----------       ----------     ----------

          Total                                       $  285,000      $5,164,490     $5,449,490
                                                      ==========      ==========     ==========


                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1995

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

4.  Cash Flow Information

    Net cash provided by operating activities reflects cash payments for interest of $38,028 and $42,636 respectively, during the nine months ended September 30, 1995 and September 30, 1994.

    For purposes of the Consolidated Statements of Cash Flows, the Partnership considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

5.  Concentration of Credit Risk

    The Partnership's operations consist solely of ownership of a hotel located in Lancaster, Pennsylvania. The Partnership maintains adequate levels of property and liability insurance for the hotel. The Partnership's hotel customers primarily include governmental agencies, and to a lesser extent, corporate travelers and tourists. The Partnership performs credit evaluations of its customers and generally does not require collateral.

    The Partnership invests its excess cash primarily through a major commercial bank. Cash available in these accounts may at times exceed FDIC insurance limits.

6.  Investment in Joint Venture

    The Partnership previously invested in a Joint Venture which was accounted for under the equity method. The property in this joint venture was sold on June 22, 1994 for a gain of $1,434,295 and a loss of $106,620 was recorded related to the write off of the remaining balance of capitalized fees paid in connection with the acquisition of the Partnership's interest in the joint venture. The following is a summary of the results of operations of the Joint Venture for the nine months ended September 30, 1994:

                                                           September 30,
                                                                1994

              Revenues                                      $   533,133
              Gain on Sale                                    1,536,915
              Operating Expenses                                590,914
                                                            -----------
              Net Income                                    $ 1,479,134
                                                            ===========

              Partnership's equity in net income
              (loss)                                        $ 1,413,764
                                                            ===========

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)

                                 Part I, Item 2


Management's Discussion and Analysis of Financial Condition and Results of
 Operations

Results of Operations

The Partnership's net income for the nine months ended September 30, 1995 was $686,762, a decrease of $1,345,043 from the same period of the prior year. The September 30, 1994 results reflected the gain on the sale of the Lincoln Oaks Apartments on June 22, 1994 of $1,434,295, offset partially by a loss of $106,620 related to the write-off of the remaining balance of capitalized fees paid in connection with the acquisition of the Partnership's interest in the joint venture. Excluding the effects of the Lincoln Oaks transaction, the Partnerships net income decreases by $17,368 for the period. (See discussion under individual property headings below.)

         Brunswick Hotel and Conference Center

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel decreased from $711,951 for the nine months ended September 30, 1994 to $691,290 for the nine months ended September 30, 1995 due to decline in occupancy rates. Occupancy rates declined from an average of 79.2% for the nine months ended September 30, 1994 to an average of 77.3% for the nine months ended September 30, 1995. This decline in occupancy was primarily attributable to the cancellation of several Army classes and the fact that the OPM business was slower than anticipated during the first three months of the year. These factors caused a decline in revenue of approximately $96,493 from the same period of the prior year. The Government business with both the Army and OPM recovered during the second and third quarters of 1995 with the shifting of some of the classes scheduled for first quarter into the second and third quarters. The decline in revenue was partially offset by a decrease in cost of sales of approximately $85,002.

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

In October 1990, the Partnership contracted with two agencies of the U.S. Government to provide training facilities and rooms. The Department of Defense (the Army) has guaranteed a minimum of 11,000 room nights per year of the agreement. The current agreement grants to the Army two one-year options expiring on September 30, 1997. The U.S. Army has booked approximately 18,000 room nights for the fiscal year ended September 30, 1995 and approximately 15,100 room nights for the fiscal year ended September 30, 1996. The lease is terminable by the Army at any time by giving at least sixty days prior written notice, subject to the guaranty provisions in the lease.

Management's Discussion and Analysis of Financial Condition and Results of
 Operations (Continued)

Results of Operations (continued)

         Brunswick Hotel and Conference Center (continued)

In addition, the U.S. Government's Office of Personnel Management ("OPM") was offered three six month options extending through May, 1996. OPM has exercised all three consecutive six month options. OPM has booked approximately 22,000 room nights for the period ending September 30, 1995 and approximately 23,600 room nights for the period ending September 30, 1996. Historically, OPM has canceled less than 5% of rooms booked.

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


        Lincoln Oaks

Lincoln Oaks Apartments (Phase I) in Fort Worth, Texas, was sold on June 22, 1994. Accordingly, no equity income was recognized for the nine months ended September 30, 1995. Equity income for the nine months ended September 30, 1994 was $1,413,764, which reflected a gain of $1,434,295 from the sale of the apartments, partially offset by a loss of $106,620 related to the write off of the remaining balance of capitalized fees paid in connection with the acquisition of the Partnership's interest in the joint venture.


Liquidity and Capital Resources

As of September 30, 1995, the Partnership had cash and cash equivalents totaling $701,979, in comparison with $2,226,528 at December 31, 1994 and $2,272,431 at
September 30, 1994. The decrease in cash is due to the distribution of excess cash reserves of $1,515,152 in May 1995. Management believed that this cash was no longer needed for capital improvements at the Brunswick Hotel.

Since 1989, competition to the Hotel has increased dramatically as more than ten new hospitality facilities have opened, adding many additional new rooms to the marketplace. In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continues in 1995. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. During 1993, the Hotel spent approximately $381,000 to install a complete sprinkler system in all guest rooms and common areas. Approximately $64,000 was spent during 1994 to complete this sprinkler work. In addition, approximately $245,000 was spent during 1994 for the replacement of bedding, carpet, and other room fixtures. The General Partner has budgeted approximately $150,000 to be spent in 1995 for the continued upgrading of the Hotel rooms and an additional $50,000 will be spent during 1995 for work that was completed during 1994. Approximately $77,800 of the amounts budgeted for 1995 was expended in the nine months ended September 30, 1995. These 1995 improvements are being funded through cash flows from operations.

Management's Discussion and Analysis of Financial Condition and Results of
 Operations

Liquidity and Capital Resources (continued)

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Mall. On August 12, 1993, this promissory note was refinanced from a 10.7% interest rate to an 8.25% interest rate. The balance of this loan as of September 30, 1995 was $554,228.

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

With the sale of Lincoln Oaks on June 22, 1994, the Brunswick Hotel is now the sole remaining property owned by the Partnership. The General Partner has engaged the Grubb and Ellis Hospitality Group to assist in the marketing and sale of the Brunswick Hotel. The General Partner is currently negotiating with a prospective buyer and anticipates that a sale will be completed in the first quarter of 1996. In accordance with the Partnership Agreement, the Partnership is expected to be dissolved upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis.

Management's Discussion and Analysis of Financial Condition and Results of
 Operations (Continued)

Liquidity and Capital Resources (continued)


        Distributions

Indepro Property Fund I, L.P. made a distribution of $227,274 in March 1995 relating to the operating results for the fourth quarter of 1994, $227,274 in May 1995 related to the operating results for the first quarter of 1995, and $227,274 in August 1995 related to the operating results for the second quarter of 1995. In addition, a distribution of excess cash reserves of $1,515,152 was made on May 15, 1995. Management believed that this cash was no longer needed for capital improvements at the Brunswick Hotel. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from the quarterly distributions. The General Partner expects to make a distribution of approximately $227,000 in the fourth quarter of 1995.

The General Partner is obligated under the terms of the Partnership agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of September 30, 1995, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,062,389. The Partnership had cash of $701,979 at September 30, 1995. If the General Partner distributed this cash, the Limited Partners' share would have been $546,215, which would have reduced the amount of this obligation to $2,516,174. The General Partner has cash of $2,053,358, demand notes of $1,400,000, and would have $155,764 of its share of Partnership cash for a total of $3,609,122 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. In addition to its various initiatives to improve the financial condition of the Partnership as discussed herein, the General Partner is considering the potential benefits and liabilities, and their impact on the Limited Partners, of sale of the Brunswick Hotel, the sole remaining property in the Partnership, and the ultimate dissolution and liquidation of the Partnership. The Hotel is currently listed for sale with Grubb and Ellis and the General Partner is negotiating with a prospective buyer for a possible sale in the first quarter of 1996.

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

            No reports were filed on Form 8 - K during the quarter ended September 30, 1995.

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


                                 INDEPRO PROPERTY FUND I, L.P.


                                     By:  Indepro Property Fund I Corp.,
                                             General Partner

                                     By: /s/ Wayne L. Harris
                                         -------------------------------
                                         Wayne L. Harris
                                         Vice President



Date:  November 13, 1995             By: /s/ Ann M. Strootman
                                         ------------------------
                                         Ann M. Strootman
                                         Controller