Form 10-K
period 1995-12-31
INDEPRO PROPERTY FUND I LP
filed 1996-03-29
CIK 710982

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10 - K


                    Annual Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1995
                         Commission File No.: 2-80756


                         INDEPRO PROPERTY FUND I, L.P.
            (Exact name of registrant as specified in its charter)


                      600 Dresher Road, Horsham, PA 19044
             (Address of principal executive offices and zip code)

           DELAWARE                             51-0265801
(State or other jurisdiction of     (IRS Employer Identification No.)
  incorporation organization)

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

                              YES   X     NO
                                  ----       -----

     There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of March 1, 1996.

                                    PART I

Item 1.  Business

     General

Indepro Property Fund I, L.P. ( the "Registrant" or "Partnership") is a public limited partnership formed on May 28, 1982 under the Revised Uniform Limited Partnership Act of the State of Delaware to invest in improved income-producing real property. Indepro Property Fund I, Corp., a Delaware Corporation, the General Partner of the Registrant (the "General Partner"), is wholly-owned by Indepro Corp., a Delaware Corporation, (the "Advisor"). The General Partner and Advisor are indirect, wholly-owned subsidiaries of The Penn Mutual Life Insurance Company ("Penn Mutual").


The Registrant sold $15,000,000 of limited partnership interests (30,000 Limited Partnership Units) to the public from March 16, 1983 through June 1, 1983 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-80756). From 1987 to 1989, the General Partner purchased 6,421 Limited Partnership Units (see Item 5). The Registrant is engaged solely in the business of real estate investment having used the net offering proceeds to acquire real property investments (see Item 2). The Registrant's sole remaining property is the Brunswick Hotel located in Lancaster, Pennsylvania. For more information regarding the Registrant's operations, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


     Sources of Business

A portion of the business at the Brunswick Hotel is generated from bus tours visiting the various tourist attractions in the Lancaster, Pennsylvania area. The majority of the tour business occurs in the summer months and again in October when the foliage in the area begins to change colors. Tour groups accounted for 4,737 of the 60,373 room nights sold in 1995 and 3,423 of the 61,013 room nights sold in 1994 at the hotel.

The U.S. Government is the largest user of room nights at the Brunswick Hotel and provides the majority of the revenues generated by the property. The Office of Personnel Management (OPM) and the U.S. Army are the primary government agencies contracting for business with the Brunswick Hotel and each agency provides a substantial number of room nights annually. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summary of room nights occupied by the U.S. Government for the three year period ending December 31, 1995.

The Brunswick Hotel property also includes an adjacent conference center. Prior to 1991, this space was primarily a retail mall. In 1991, the Hotel converted the majority of the mall to office and conference space. Hotel room night charges generally include a provision for the use of the office and conference space. The Hotel does not separately charge customers for these facilities in most cases. The remaining mall retail space does not generate revenues that are significant to the operations of the Hotel.


Competition

The Brunswick Hotel is subject to competition from other comparable properties in its real estate market. For further information regarding the property and comparisons with the area market , see Item 2 "Property". The hotel business continues to suffer from a general oversupply of properties nationwide, although occupancy levels and average daily rates have improved nationally over the past year. The Lancaster, Pennsylvania market where the Brunswick Hotel is located has not escaped this problem on a local basis. The Partnership believes the Hotel's rental rates are competitive with the rates of surrounding facilities and that it competes through better service because of the availability of upgraded meeting and conference facilities, and a willingness to provide a competitive pricing alternative to major governmental users of hotel room nights. Due to these factors, the Brunswick Hotel has been able to substantially increase its level of business and its operating results between 1991 and 1995. There can be no assurance that these operating results will continue because of the short term nature of the contracts and the ability of the government to terminate the agreements. For additional information on the competition and on government business, see Items 2 and 7.

  Employees

The officers and employees of the General Partner and affiliates perform services for the Registrant. The Registrant does not have any full or part-time employees engaged in its operations.

                                    PART I

Item 2. Property

At December 31, 1995, the Registrant owned the property described below. This real property holding is subject to a mortgage encumbrance (see Notes 3 and 5 to the Consolidated Financial Statements).

                 Location                       Description of Property
                 --------                       -----------------------

Lancaster, Pennsylvania................  Brunswick Hotel and Conference Center:
                                         A 227 guest room hotel and
                                         office/conference center containing
                                         approximately 40,000 square feet
                                         located on approximately 1 acre.



The following is a listing of quarterly average occupancy rates for the Partnership's investment in the Brunswick Hotel for the year ended December 31, 1995:

                              03/95        06/95       09/95       12/95
                              -----        -----       -----       -----
Brunswick Hotel and Mall      62.4%        84.3%       85.1%       66.1%

The following is a listing of occupancy rates for the Partnership's investments for the years:

                                    1995              1994             1993           1992             1991
                                    ----              ----             ----           ----             ----
                                Occ     Avg       Occ     Avg     Occ      Avg     Occ     Avg      Occ     Avg
           Property            Rate     Rate     Rate    Rate    Rate     Rate    Rate     Rate    Rate     Rate
           --------            ----     ----     ----    ----    ----     ----    ----     ----    ----     ----
Lincoln Oaks Apartments (a)     N/A      N/A     N/A     N/A     98%      $436    92%      $420    95%      $404
Brunswick Hotel and Mall (b)     75%   $47.62    75%   $46.78    76%    $46.13    63%    $45.47    54%    $46.07

   (a) End of year occupancy rates. Average rates are the monthly rental rates for an unfurnished apartment. Lincoln Oaks Apartments were sold on June 22, 1994.

   (b)  Average occupancy rates.  Rates represent average daily room rates.

The following summarizes the latest occupancy rates and average daily rates for the Registrant's property in comparison with the area market:

                                             Average
                                Occupancy   Occupancy
                                 Rate at     Rate in       Rooms at      Average Daily    Average Daily
           Property             Property       Area        Property    Rate at Property   Rate in Area
           --------             --------    ---------      --------    ----------------   -------------
Brunswick Hotel                   75%        62.6%          227            $ 47.62           $66.23
   Lancaster, PA  (1)

(1) Brunswick Hotel information is based on hotel operating statements.
    Area information is based on information obtained from a report published by Smith Travel Research. All information is as of December 31, 1995.

                                    PART I


Item 3.  Legal Proceedings



As of December 31, 1995, the Registrant was not a party to any pending legal proceeding. However, Hotel Brunswick, Inc. and Indepro Property Fund I, Corp. have been named as defendants in a complaint filed November 16, 1995 by Elwood Corbett, Plaintiff. On November 27, 1993, the Plaintiff was a non-paying guest at the Hotel who had received a complimentary room as a bus driver for a group of visitors to the property from New York. The complaint alleges that the Plaintiff slipped and fell in his guest room and further alleges that the Defendants are liable for failure to provide adequate safety measures. The Defendants have filed an answer to the complaint and deny any liability for the alleged occurrence. The liability insurance carrier for the property has engaged legal counsel to represent the Defendants and the outcome of this litigation is not anticipated to have any material impact on the financial condition or results of operations of the Partnership.



Item 4.  Submission of  Matters to a Vote of Security Holders


No matters were submitted to a vote of the Registrant's partners during the year ended December 31, 1995.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

There is no public market for the Limited Partnership Interests, and it is not anticipated that a public market for these interests will develop. On August 10, 1989, August 3, 1988 and July 30, 1987, the General Partner made presentment offers available to the Limited Partners, which offered each year to purchase up to 25% of the Limited Partnership Units outstanding. On the above-mentioned dates, the General Partner gave notice to the Limited Partners of the Presentment Value of their units approximating 85% of the amount which would have been distributable per unit to the Limited Partners assuming that the Partnership had sold all of its properties for their fair market value and had distributed the net sale proceeds in accordance with the Partnership Agreement. Each Limited Partner was able to sell all or any part of his units to the General Partner if the General Partner was notified in writing within 60 days after the date of the presentment notice. The following table summarizes the results of these offers.

                                                                              Number of
                                                      Number of Units         Investors         Date of        Aggregate
Date of Offer     Expiration Date     Offer Price         Tendered         Tendering Units      Purchase     Purchase Price
-------------     ---------------     -----------     ---------------      ---------------      --------     --------------
  8/10/89             9/29/89        $    325.32           1,235                 60             10/12/89         $401,770
  8/03/88             9/30/88        $    312.98           1,913                 64             10/13/88         $598,731
  7/30/87             9/28/87        $    316.66           3,273                 99             10/12/87       $1,036,428
                                                           -----               ----                            ----------
                                                           6,421                223                            $2,036,929
                                                           =====               ====                            ==========


As of December 31, 1995, there were 874 record holders of partnership interests in the Registrant not including the General Partner's interest. The General Partner does not currently intend, nor is it obligated to make any future presentment offers available to the Limited Partners.

A return of capital distribution was made in 1989 upon the sale of LaMancha Apartments. This distribution amounted to $16.92 per unit. In addition, a return of capital distribution was made on July 28, 1994 following the sale of Lincoln Oaks Apartments. This distribution amounted to $97.38 per unit.

Cash distributions from operations, as set forth below, were made to the Partners of the Registrant during the years ended December 31, 1995 and 1994.

                                             Per
                                           Limited
   Date of            Amount of          Partnership       General Partner 1%
Distribution         Distribution           Unit           Distributive Share
------------         ------------        -----------       ------------------
    1994
    ----
       2/28/94         $   227,273       $       7.50        $       2,273
       3/01/94         $   227,273       $       7.50        $       2,273
       6/20/94         $   227,273       $       7.50        $       2,273
       9/15/94         $   227,273       $       7.50        $       2,273
      12/20/94         $   227,273       $       7.50        $       2,273

    1995
    ----
       3/13/95         $   227,273       $       7.50        $       2,273
       5/11/95         $   227,273       $       7.50        $       2,273
       5/15/95         $ 1,500,000       $      50.00        $      15,152
       8/18/95         $   227,273       $       7.50        $       2,273
      12/07/95         $   227,273       $       7.50        $       2,273

                                    PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters (continued)


The General Partner made one distribution of $227,273 in March 1996 related to fourth quarter 1995 operations. In addition, it is anticipated that quarterly distributions will continue at the same level in 1996 subject to the potential sale of the Brunswick Hotel in 1996. In accordance with the Partnership agreement, the Partnership is expected to be dissolved upon the sale of its last remaining property unless all or a portion of the purchase price is payable on a deferred basis.

In 1992, the Commonwealth of Pennsylvania began requiring the withholding of Pennsylvania state income taxes from distributions to non-Pennsylvania resident Limited Partners. Therefore, the General Partner withheld estimated Pennsylvania state income taxes and remitted them to the Commonwealth of Pennsylvania for 1993 through 1995 taxable income. Pennsylvania state income taxes will be withheld from all future distributions.

Item 6.  Selected Financial Data

                                                                For the years ended December 31,

                                                1995            1994           1993           1992         1991 *
                                                ----            ----           ----           ----         ------
Gross profit from hotel operations             $ 2,833,071     $2,815,834     $2,949,701     $2,501,314    $2,132,291
Net income                                         775,464      2,144,691        929,068        681,422        16,782
  Per Limited Partnership Interest
  outstanding (30,000 units)                            26             71             31             22             1
Ordinary taxable income                            724,821        971,134        908,603        599,830       115,797
  Per Limited Partnership Interest
  outstanding (30,000 units)                            24             32             30             20             4
Section 1231 tax gain                                    -      1,903,227              -              -             -
  Per Limited Partnership Interest
  outstanding (30,000 units)                             -             63              -              -             -
Cash and short term investments                    967,574      2,226,528      2,257,939      1,384,110       490,871
Total investment properties, net
  of accumulated depreciation                    5,357,673      5,768,756      5,936,526      5,831,733     5,977,286
Total assets                                     6,718,184      8,531,028     10,477,408      9,706,567     9,038,927
Notes payable and other financing                  548,686        629,252        703,249        649,152       456,886
Distributions to Limited Partners
  from operations                                2,400,000      1,125,000        300,000        187,501       749,998
  Per Limited Partnership Interest
  outstanding (30,000 units)                            80             38             10              6            25
Distributions to Limited Partners
  from liquidation of joint venture                      -      2,921,395              -              -             -
  Per Limited Partnership Interest
  outstanding (30,000 units)                             -             97              -              -             -
Properties owned on December 31                          1              1              2              2             2





















               * Reclassified to conform with 1992 presentation

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

The Partnership's net income for the year ended December 31, 1995 was $775,464, a decrease of $1,369,227 from 1994. The 1994 results reflected the gain on the sale of Lincoln Oaks Apartments on June 22, 1994 of $1,434,295, offset partially by a loss of $106,620 related to the write-off of the remaining balance of capitalized fees paid in connection with the acquisition of the Partnership's interest in the joint venture. Excluding the effects of the Lincoln Oaks transaction, the Partnership's net income decreased by $41,552 from 1994 to 1995. The Partnership's net income for 1994 of $2,144,691 reflected an increase of $1,215,623 from 1993, which was attributable to the gain on the sale of Lincoln Oaks as discussed above, partially offset by a decline in operating results of the Brunswick Hotel of $107,677.

Brunswick Hotel and Conference Center

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel has fluctuated over the period from 1993 through 1995 from $929,077 in 1993 to $821,400 in 1994 to $800,252 in 1995
Overall, hotel revenues decreased by $65,247 in 1995, due to a slightly lower occupancy rate for the year. The average occupancy rate in 1995 was 74.5%, as compared to an average occupancy rate of 75.3% in 1994. This decline in occupancy was primarily attributable to the cancellation of several Army classes and the fact that the OPM business was slower than anticipated during the first three months of the year. The Government business with both the Army and OPM recovered somewhat during the second and third quarters of 1995 with the shifting of some of the classes scheduled for first quarter into the second and third quarters. However, the fourth quarter revenues from the Government business were lower than anticipated, due to the OPM and Army's temporary inability to obtain appropriated funds for the fiscal year beginning October 1, 1995 due to the federal government shutdown. The decline in occupancy was partially offset by an increase in average room rates. The room rate per person per night for OPM has increased from $70 to $72.50 effective October 1, 1994 and the room rate per person per night for the Army increased effective October 1, 1994 from $71.25 to $73.01 and to $74.69 effective October 1, 1995. The decline in revenues was offset by a decrease in cost of sales of $82,484. The cost of sales decreased at a faster rate than the decline in revenues since the increase in room rates had a positive effect on revenues. In addition, the net income of the Brunswick Hotel was adversely affected by an increase in depreciation expense of $20,282 as a result of prior years' renovations and an increase in insurance expense of $14,218.

The decrease in income from 1993 to 1994 of $107,677 can be atrributed to the Hotel's inability to schedule a repeat conference for OPM-WEL and the cancellation of two Army sessions due to the severe winter weather during January and February of 1994. Hotel revenues decreased by $107,100 or 2.3% in 1994. In addition, during 1994, the cost of revenues increased by $38,546 due to rising costs which could not be recovered from the increase in room rates, which was not effective until the fourth quarter of 1994. The decline in revenues and increase in cost of revenues during 1994 was offset by an overall decrease in property operating expenses

Beginning in the late 1980's, hotel occupancy attributable to the tourist and corporate segments began to drop as the impact of the recession hurt the Lancaster tourist industry and due to increased competition from new hotels in the area. The following is a breakdown of occupancy attributable to each major segment, based on room nights sold for each of the three years in the period ending December 31:

                                         1995                         1994                         1993

                                      Room Nights                  Room Nights                  Room Nights
                                         Sold            %            Sold            %            Sold            %
                                                        --                           --                           --
U.S. Government                         38,785          64%          39,878          65%          41,302          67%
Tourist, Corporate and Others           21,588          36%          21,135          35%          20,142          33%
                                        -------                      ------                       ------
Total Room Nights Sold                  60,373                       61,013                       61,444


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Results of Operations (Continued)


Brunswick Hotel and Conference Center, continued


The Brunswick Hotel property also includes an adjacent conference center. Prior to 1991, this space was primarily a retail mall. In 1991, the Partnership converted a portion of the upper level Mall to office space for the Army. In addition, the lower level Mall was converted to additional conference facilities and office space for the Office of Personnel Management
(OPM). Hotel room night charges generally include a provision for the use of the office and conference space. The Hotel does not separately charge customers for these facilities in most cases. The remaining mall retail space does not generate revenues that are significant to the operations of the Hotel. The Hotel's lease with the adjacent United Artist Theater expired in November, 1995, and the operators of the theater did not extend their lease. Annual revenues from the theater of approximately $41,000 were not significant to the operations of the hotel.

In October 1990, the Partnership contracted with two agencies of the U.S. Government to provide training facilities and rooms. The Department of Defense (the Army) has guaranteed a minimum of 11,000 room nights per year of the agreement. The current agreement grants to the Army two one-year options expiring on September 30, 1998. The U.S. Army has booked approximately 15,100 room nights for the fiscal year ended September 30, 1996. The lease is terminable by the Army at any time by giving at least sixty days prior written notice, subject to the guaranty provisions in the lease.

In addition, the U.S. Government's Office of Personnel Management ("OPM") had a contract for the provision of food, rooms and conference facilities for OPM'S training sessions which extended through November, 1994. In addition, OPM was offered three six month options extending through May, 1996. OPM has exercised all three consecutive six month options. OPM has booked approximately 23,600 room nights for the period January 1, 1996 to September 30, 1996. Historically, OPM has canceled less than 5% of rooms booked.

OPM and the Hotel Brunswick have entered into a new agreement which commences May 1, 1996 and expires September 30, 1997. The initial rate per participant is $74.30 with additional charges for certain other expenses. The agreement gives OPM four one year renewal options, with increases in the daily per participant charge based upon increases in the Consumer Price Index for the Northeast Region.


In October 1995, OPM mailed a solicitation for offers to the Hotel for a ten year contract which could commence as early as September , 1997. If the Hotel Brunswick is selected as the contractor, significant funds would have to be spent on capital expenditures for the Hotel. The additional revenues provided by the proposed contract would have a positive impact on the Hotel's operations.


In 1992, the Office of Personnel Management closed its training and conference facility in King's Point, New York and relocated the majority of this business to the Brunswick Hotel in Lancaster, Pennsylvania. OPM expressed a further committment to the facility in Lancaster by closing another training center in Oak Ridge, Tennessee in January 1995 and relocating personnel and equipment to the Brunswick Hotel. There are currently fourteen full-time employees occupying space in the OPM offices with plans for further expansion under review. Denver, Colorado and Lancaster, Pennsylvania are now the two primary training facilities for the OPM with the OPM offices in Lancaster having the distinction of being the reservation center for all training including those classes held in the Denver location.


Lincoln Oaks

Lincoln Oaks Apartments (Phase I) in Fort Worth, Texas, was sold on June 22, 1994. Accordingly, no equity income was recognized for the year ended December 31, 1995. Equity income for the year ended December 31, 1994 was $1,413,817, which reflected a gain of $1,434,295 from the sale of the apartments, partially offset by a loss of $106,620 related to the write off of the remaining balance of capitalized fees paid in connection with the acquisition of the Partnership's interest in the joint venture. Equity income for the year ended December 31, 1993 was $3,687, which reflected the ongoing operations of the apartments for a full year. The 1994 equity income reflected an increase of $1,410,130 from the 1993 income due to the gain on the sale as discussed above.

Item 7. Managment's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Liquidity and Capital Resources


As of December 31, 1995, the Partnership had cash and cash equivalents totalling $967,574, a decrease of $1,258,954 from the same date of the previous year. The decrease in cash is primarily attributable to an extra distribution from excess Partnership reserves of $1,500,000 made to the Limited Partners in May, 1995. The distribution of excess Partnership cash was made after the General Partner reviewed the current and future anticipated cash requirements of the Partnership. Cash provided by the operations of the Brunswick Hotel net of quarterly distributions from operations contributed positively to Partnership cash flow.


Hotel Brunswick has continued to generate positive cash flow adequate to meet property operating needs and debt service. Cash provided by operations from the Hotel has increased in 1995 to $1,506,699 from $1,204,242 in 1994, primarily due to faster collection of accounts receivable. The cash flow provided by operations of the Hotel in 1994 reflected a decrease of $276,369 from the 1993 cash provided by operations of $1,480,611, primarily due to the decrease in income caused by the cancellation of several OPM and Army sessions as discussed in the Results of Operations and an increase in accounts receivable.

Since 1989, competition to the Hotel has increased dramatically as more than ten new hospitality facilities have opened, adding many additional new rooms to the marketplace. In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continued through 1995. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. During 1993 and 1994, the Hotel spent approximately $690,000 to install a complete sprinkler system in all guest rooms and common areas, and to replace bedding, carpet, and other room fixtures. Approximately $121,000 was spent in 1995 for the continued upgrading of the Hotel rooms, which includes approximately $23,000 spent during 1995 for work that was completed during 1994. The General Partner has budgeted approximately $154,000 to be spent on capital improvements in 1996.

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Mall. On August 12, 1993, this promissory note was refinanced from a 10.7% interest rate to an 8.25% interest rate. Approximately $791,443, which includes the $16,000 in loan fees has been advanced under this note. As of December 31, 1995, the outstanding balance on the promissory note was $536,258.

On June 22, 1994, Lincoln Oaks I, Fort Worth Ltd., (the "Joint Venture"), a joint venture in which Indepro Property Fund I, L.P. (the "Registrant") had a 50% interest, including certain significant priorities and preferences in the event of sale, conveyed title to Lincoln Oaks Apartments (Phase I) to South West Properties, L.P., (the "Purchaser"). Lincoln Oaks Apartments is a 248 unit garden apartment complex located on approximately 10 acres in Fort Worth, Texas. In accordance with the joint venture agreement, the net sales proceeds of $3,193,000 were distributed to the Partnership. The Partnership distributed the net sales proceeds, less the $90,900 due to the Advisor for its purchase of the preferred return, and other costs associated with the dissolution of the joint venture, to the Limited Partners on July 28, 1994 in a distribution of $97.38 per unit.

The sale of Lincoln Oaks Apartments will not have a material ongoing impact on the net income of the Partnership. The Partnership had been receiving cash distributions averaging approximately $150,000 each year for the past three years from its investment in Lincoln Oaks. The loss of these cash flows has not resulted in a change in the level of quarterly distributions to the Limited Partners.


With the sale of Lincoln Oaks on June 22, 1994, the Brunswick Hotel is now the sole remaining property owned by the Partnership. The General Partner has engaged the Grubb and Ellis Hospitality Group to assist in the marketing and sale of the Brunswick Hotel. The General Partner is reviewing several offers from prospective buyers and anticipates that a sale will be completed in 1996. In accordance with the Partnership Agreement, the Partnership is expected to be dissolved upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis.

Item 7. Managment's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Liquidity and Capital Resources (continued)


Distributions

Indepro Property Fund I, L.P. has made four distributions relating to the operations of the Partnership throughout 1995 and one distribution representing excess cash reserves in May 1995. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from these distributions. In addition, the General Partner made a distribution of $227,273 in March 1996 relating to the fourth quarter of 1995. It is anticipated that quarterly distributions will continue at the same level in 1996 subject to the potential sale of the Brunswick Hotel in 1996.


The General Partner is obligated under the terms of the Partnership Agreement to make a capital contribution upon the Partnership's dissolution in an amount sufficient to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of December 31, 1995, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,067,392. The Partnership had cash of $967,574 at December 31, 1995. If the General Partner distributed this cash, the Limited Partners' share would have been $752,876, which would have reduced the amount of this obligation to $2,314,516. The General Partner has cash of $2,124,448, demand notes of $1,400,000, and would have $214,698 of its share of Partnership cash for a total of $3,739,146 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. As discussed above, the Partnership has engaged the Grubb and Ellis Hospitality Group to assist in the sale of the Brunswick Hotel, the sole remaining property in the Partnership. If a desirable sale transaction can be completed, it would be followed by the dissolution and liquidation of the Partnership.


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

In the past, it was assumed that inflation would result in capital appreciation in investment properties through increases in rental rates and replacement costs in comparison with new properties. During the term in which the Brunswick Hotel has been owned by the Partnership, inflation has been modest and capital appreciation, as a result of inflation, has not occurred.

Item 8.  Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements and Schedules on Page F-1 of Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                       RECONCILIATION OF INCOME BETWEEN
             CONSOLIDATED FINANCIAL STATEMENTS AND TAX INFORMATION

             For the years ended December 31, 1995, 1994, and 1993


                                                                1995          1994           1993
                                                                ----          ----           ----

Net income per Consolidated Statements of Income           $   775,464    $ 2,144,691    $   929,068
                                                           -----------    -----------    -----------
Depreciation deducted for tax purposes less than
  amounts expensed for consolidated financial statement
  purposes                                                     123,995         53,097         11,538

Joint venture tax income (loss) in excess of book income          --          646,810        (13,130)

Income from wholly-owned subsidiary not
  included for tax purposes                                   (179,092)        (6,198)       (18,273)


Loss recognized on write off of Joint Venture
  advisor fee for consolidated financial statement
  purposes in excess of tax loss                                  --           59,106           --

Loss on write off of other assets recognized for
  consolidated financial statement purposes in excess of
  tax loss                                                      10,720           --             --

Tax loss on the write off of investment in
  Lincoln Oaks Partnership                                        --          (30,941)          --

Book/tax bad debt adjustment.  Section 481 holdback
  and specific charge-off differences                           (6,266)         7,796           (600)
                                                           -----------    -----------    -----------

Total book to tax differences                                  (50,643)       729,670        (20,465)
                                                           -----------    -----------    -----------

Net income reported on U.S. Partnership Return of Income       724,821    $ 2,874,361    $   908,603
                                                           ===========    ===========    ===========






                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                  RECONCILIATION OF PARTNERS' CAPITAL BETWEEN
             CONSOLIDATED FINANCIAL STATEMENTS AND TAX INFORMATION

             For the years ended December 31, 1995, 1994 and 1993



                                                                                         Cumulative Net
                                                             Cumulative Fees               Difference
                                           Balances per       Not Deducted                  Between
                                           Consolidated      For Income Tax               Consolidated
                                            Financial         Purposes and                 Financial               Balance Per
                                            Statements         Excess loss               Statements and            Tax Return
Partners' Capital Account                  Dec. 31 (A)         Transferred              Tax Information             Dec. 31.
-------------------------                  -----------         -----------              ---------------             --------

      1995

Total                                      $   5,931,968        $       28,849          $          (301,364)       $  5,659,453
                                          ==============        ==============          ===================        ============
General Partner                            $     784,230        $      945,313          $          (977,729)       $    751,814
                                          ==============        ==============          ===================        ============
Limited Partner                            $   5,177,266        $     (916,464)         $           646,837        $  4,907,639
                                          ==============        ==============          ===================        ============

Per Limited Partnership Interest (C)       $         173        $          (31)         $                22         $       164
                                          ==============        ==============          ===================        ============


      1994

Total                                      $   7,580,746        $       28,849          $          (250,721)       $  7,358,874
                                          ==============        ==============          ===================        ============
General Partner                            $     771,190        $      945,313          $          (947,693)       $    768,810
                                          ==============        ==============          ===================        ============
Limited Partner                            $   6,809,557        $     (916,464)         $           696,971        $  6,590,064
                                          ==============        ==============          ===================        ============
Per Limited Partnership Interest (C)       $         227        $          (31)                          24         $       220
                                          ==============        ==============          ===================        ============


      1993

Total                                      $   9,523,324        $       28,849          $          (980,402)       $  8,571,771
                                          ==============        ==============          ===================        ============
General Partner                           $      790,616        $      945,313          $          (954,987)       $    780,942
                                          ==============        ==============          ===================        ============
Limited Partner                            $   8,732,708        $     (916,464)         $           (25,415)       $  7,790,829
                                          ==============        ==============          ===================        ============
Per Limited Partnership Interest (C)       $         292        $          (31)         $                (1)       $        260
                                          ==============        ==============          ===================        ============


(A)  Per Consolidated Statements of Partners' Capital on Page F-6 of Form
     10-K.

(B) For further information on 1995, 1994 and 1993, see Reconciliation of Income Between Consolidated Financial Statements and Tax Information included in Item 8 of Form 10-K on Page 12.

(C) Per interest computations represent amounts divided by the outstanding interests (30,000) at the end of the year.

Item 9.  Disagreements on Accounting and Financial Disclosure

There have been no reported disagreements on any matter of accounting principles or practices or consolidated financial statements disclosures.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant


The names, ages and business experience of the directors and executive officers of the General Partner of the Registrant as of December 31, 1995 were as follows:

            Name                   Title             Age        Election Date


Ronald M. Pappas       President and Director        53       July 17, 1991
Michael S. Baron       Executive Vice President      47       December 3, 1991
Wayne L. Harris        Vice President                36       December 3, 1991
Ellen D. Samel         Secretary                     42       June 6, 1993
Ann M. Strootman       Controller                    33       December 20, 1991
Richard F. Yoder       Director                      65       July 17, 1991



Ronald M. Pappas: President and Director since October 27, 1987; Vice President of Real Estate and Mortgages for Penn Mutual since 1984.


Michael S. Baron: Executive Vice President since December 3, 1991; Assistant Vice President of Real Estate Equity for Penn Mutual since 1990; Real Estate Investment Officer for Penn Mutual from 1987 to 1989; Manager of Investment Accounting for Penn Mutual from 1984 to 1987.


Wayne L. Harris: Vice President since December 3, 1991; Treasurer from July 17, 1990 to December 3, 1991; served with the Advisor in the following capacities: Vice President since December 3, 1991; Acquisitions Officer from January 1, 1985 to December 3, 1991; Senior Financial Analyst from July 1, 1984 to January 1, 1985; Financial Analyst from November 16, 1981 to July 1, 1984; Investment Officer for Penn Mutual since January,1990.


Ellen D. Samel: Secretary since June 6, 1993; Assistant Secretary of Penn Mutual since June, 1993; Real Estate Counsel for Penn Mutual since April, 1988; Engaged in private law practice from 1978 to 1988.



Ann M. Strootman: Controller since December 20, 1991; Vice President and Controller for Penn Mutual since February, 1996; Assistant Vice President from December, 1993 to February, 1996; Director of Investment Accounting from April, 1991 to December, 1993; Audit Manager of Coopers & Lybrand from June, 1988 to April, 1991.



Richard F. Yoder: Director since June, 1985; previously employed by Penn Mutual in the following capacities: Executive Vice President of Administration from January, 1987 to March, 1992 Senior Vice President and Chief Human Resources Officer from February 24, 1986 to December 31, 1986, Senior Vice President and Chief Service Officer from December 17, 1984 to February 23, 1986, Vice President and Chief Service Officer prior thereto.

                                   PART III

Item 11. Executive Compensation

The Registrant and General Partner have not and do not propose to compensate the officers or directors of the General Partner.

The General Partner is entitled to receive a partnership managment fee equal to 1% of the Partnership's interest in its properties' annual gross rents and hotel revenues, not to exceed 2.5% of the Partnership's Distributable Cash (prior to payment of these fees) in any fiscal year. This fee totalled $45,530, $28,407, and $7,976, for the years ended December 31, 1995, 1994, and
1993, respectively.

Item 12.  Security of Certain Beneficial Owners and Management

         (a) No person owns or is known by the Registrant to own beneficially more than 5% of the outstanding limited partnership units of the Registrant except as set forth below:


                                        Name and Address of                  Amount and Nature of           Percent
        Title of Class                    Beneficial Owner                   Beneficial Ownership          of Class
        --------------                    ----------------                   --------------------          --------

   Limited Partnership Unit        Indepro Property Fund I, Corp.         6,421 Limited Partnership            21.40%
                                          600 Dresher Road                          Units
                                         Horsham, PA 19044

(b) The officers and directors of the General Partner do not own any limited partnership interests in the Registrant.

(c) The Registrant does not know of any arrangements the operation of which may at a subsequent date result in a change of control in the Partnership.

Item 13. Certain Relationships and Related Transactions

There have been no material transactions with related parties during the year ended December 31, 1995.

The General Partner is reimbursed for direct expenses related to the administration of the Partnership. Reimbursements totalled $8,224, $6,410, and $490, for the years ended December 31, 1995, 1994 and 1993 respectively.

The General Partner is entitled to receive a partnership management fee equal to 1% of the Partnership's interest in its properties' annual gross rents and hotel revenues, not to exceed 2.5% of the Partnership's Distributable Cash (prior to payment of these fees) in any fiscal year. This fee totalled $45,530, $28,407 and $7,976 for the years ended December 31, 1995, 1994 and
1993, respectively.

                                    PART IV


Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K


(a) (1 & 2) See Index to Consolidated Financial Statements and Schedules on Page F-1 of Form 10-K. (3) Exhibits: None

(b) Reports on Form 8-K: No reports were filed on Form 8-K for the quarter ended December 31, 1995.

(c)  Exhibits: None

(d) Consolidated Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedules on Page F-1 of Form 10-K.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Indepro Property Fund I, L.P.
                         By: Indepro Property Fund I Corp.,
                             General Partner


                             By:  /s/ Ronald M. Pappas
                                  -------------------------------
                                   Ronald M. Pappas
                                   President


Date: March 28, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the the Registrant and in the capacities and on the dates indicated.


         Signature                 Title                            Date


/s/ Ronald M. Pappas       President and Director             March 28, 1996
--------------------       (Chief Executive Officer)
  Ronald M. Pappas


/s/ Michael S. Baron       Executive Vice President           March 28, 1996
--------------------
  Michael S. Baron


/s/ Wayne L. Harris        Vice President                     March 28, 1996
-------------------
  Wayne L. Harris


/s/ Ann M. Strootman       Controller                         March 28, 1996
--------------------       (Chief Financial Officer)
  Ann M. Strootman

                        INDEPRO PROPERTY FUND I, L.P.
        INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                       Page Number
                                                                                       -----------

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES OF
INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY

     Reports of Independent Accountants                                                  F-2 to F-3

     Consolidated Balance Sheets, as of December 31, 1995 and 1994                           F-4

     Consolidated Statements of Income, for the years ended
       December 31, 1995, 1994 and 1993                                                      F-5

     Consolidated Statements of Partner's Capital for the years
       ended December 31, 1995, 1994 and 1993                                                F-6

     Consolidated Statements of Cash Flows, for the years ended
       December 31, 1995, 1994 and 1993                                                      F-7

     Notes to Consolidated Financial Statements                                         F-8 to F-14

     Schedule II -- Valuation and Qualifying Accounts,
       for the years ended December 31, 1995, 1994 and 1993                                  F-15

     Schedule III -- Real Estate and Accumulated Depreciation,
       as of December 31, 1995                                                               F-16

FINANCIAL STATEMENTS OF LINCOLN OAKS I, FORT WORTH, LTD.

     Financial Statements for the period January 1 through October 31, 1994               F-17 to F-24

FINANCIAL STATEMENT OF INDEPRO PROPERTY FUND I, CORP

     Report of Independent Accountants                                                       F-25
     Balance Sheet as of December 31, 1995                                                   F-26
     Notes to Balance Sheet                                                               F-27 to F-29


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Indepro Property Fund I, L.P.

         We have audited the consolidated financial statements and the financial statement schedules of Indepro Property Fund I, L.P. and Subsidiary (a Delaware Limited Partnership) listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the income statement of the joint venture in which the Partnership held a 50% interest (see Note 4). The Partnership's equity in joint venture income represents 66% of consolidated net income for the year ended December 31, 1994. The income statement of the joint venture was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the joint venture, is based solely on the report of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indepro Property Fund I, L.P. and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                            /s/ Coopers & Lybrand, L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February  23, 1996

                        Report of Independent Auditors


To the Partners of
         Lincoln Oaks I, Fort Worth, Ltd.:


We have audited the balance sheet of Lincoln Oaks I, Fort Worth, Ltd., a Texas limited partnership, (the "Partnership") as of December 31, 1993 and the related statements of operations, changes in partners' capital and cash flows for the period from January 1, 1994 through October 31, 1994 (date of Partnership dissolution) and the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Oaks I, Fort Worth, Ltd. as of December 31, 1993 and the results of its operations and cash flows for the period from January 1, 1994 through October 31, 1994 and the year ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, on June 22, 1994, the Partnership sold the apartment property which represented its primary asset and accounted for substantially all of the Partnership's revenues and expenses. The Partnership was dissolved on October 31, 1994.



                                                     /s/ Ernst & Young LLP

Dallas, Texas
February 9, 1995

                 Indepro Property Fund I, L.P. and Subsidiary
                       (A Delaware Limited Partnership)
                          Consolidated Balance Sheets
                       As of December 31, 1995 and 1994


                                                                     1995               1994
                                                                     ----               ----

                             Assets

Investment in real estate at cost (note 3)                      $  9,035,105        $ 8,913,733
Less:  Accumulated depreciation and amortization                   3,677,432          3,144,977
                                                                -------------       -----------
Total investments                                                   5,357,673         5,768,756

Cash and cash equivalents                                             967,574         2,226,528

Accounts receivable (net of allowance for doubtful
  accounts of $16,730 in 1995 and $22,996 in 1994)                    293,472           421,224

Prepaid expenses and other assets (net of accumulated
  amortization of $4,750 in 1995 and $7,859 in 1994)                   99,465           114,520
                                                                 ------------       -----------
                          Total Assets                           $  6,718,184       $ 8,531,028
                                                                 ============       ===========

               Liabilities and Partners' Capital

Notes payable                                                   $     536,258      $    605,814

Capital lease obligation                                               12,428            23,438

Due to general partner and affiliates                                  45,530           119,307

Accrued liabilities                                                   187,214           194,108

Advance deposits                                                        4,786             7,614
                                                                -------------      ------------
                       Total Liabilities                              786,216           950,281
                                                                -------------      ------------

Partners' capital                                                   5,931,968        7,580,747
                                                                -------------      -----------
            Total liabilities and partners' capital              $  6,718,184      $ 8,531,028
                                                                =============      ===========










              The accompanying notes are an integral part of the
                      consolidated financial statements.

                 Indepro Property Fund I, L.P. and Subsidiary
                       (A Delaware Limited Partnership)
                       Consolidated Statements of Income
             For the years ended December 31, 1995, 1994, and 1993

                                                      1995            1994             1993
                                                      -----           -----            ----

                      Income

Hotel revenues                                     $4,608,277      $4,673,524      $ 4,768,845
Hotel cost of revenues                              1,775,206       1,857,690        1,819,144
                                                  -----------     -----------      -----------
Gross profit from hotel operations                  2,833,071       2,815,834        2,949,701
Miscellaneous income                                        -             882            5,386
Equity income of joint venture                              -       1,413,817            3,687
Investment income                                      62,346          99,814           53,598
                                                  -----------     -----------     ------------
Total income                                        2,895,416       4,330,346        3,012,372
                                                  -----------     -----------     ------------

                    Expenses

Property operating expenses                        $1,024,048      $1,031,239      $ 1,055,510
Depreciation and amortization                         534,348         519,599          500,447
Real estate taxes                                     222,870         213,927          203,664
Administrative                                        107,321          87,727           63,381
Repairs and maintenance                               105,106         107,200          120,984
Insurance                                              68,707          54,488           68,937
Provision for doubtful accounts                        (2,792)          8,649            2,070
Interest expense                                       49,624          56,207           68,311
Write off of other assets                              10,720         106,620                -
                                                   ----------      ----------      -----------
Total expense                                       2,119,952       2,185,656        2,083,304
                                                   ----------      ----------      -----------
                                                   $  775,464      $2,144,691      $   929,068
Net Income                                         ==========      ==========      ===========
Net income allocated to Limited Partners           $  767,710      $2,123,244      $   919,777
Net income allocated to General Partner                 7,755          21,447            9,291
                                                   ----------     -----------      -----------
                                                   $  775,464     $ 2,144,691      $   929,068
                                                   ==========     ===========      ===========
Net income per Limited Partnership
  interests outstanding (30,000)                   $       26     $        71      $        31
                                                   ==========     ===========      ===========



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                 Indepro Property Fund I, L.P. and Subsidiary
                       (A Delaware Limited Partnership)
                  Consolidated Statement of Partners' Capital
             For the years ended December 31, 1995, 1994, and 1993


                                                                                              Limited
                                                                            General         Partnership
                                                                            Partner            Units              Total
                                                                            -------            -----              -----

Partners' capital at January 1, 1993                                      $  784,355        $  8,112,931        $  8,897,286
  Net income                                                                   9,291             919,777             929,068
  Cash distributions from operations                                          (3,030)           (300,000)           (303,030)
                                                                          ----------        ------------        ------------

Partners'  capital at December 31, 1993                                   $  790,616        $  8,732,708        $  9,523,324
  Net income                                                                  21,447           2,123,244           2,144,691
  Cash distributions from operations                                         (11,364)         (1,125,000)         (1,136,364)
  Cash distributions from liquidation of joint venture                       (29,509)         (2,921,395)         (2,950,904)
                                                                          ----------        ------------        ------------
Partners' capital at December 31, 1994                                    $  771,190        $  6,809,557        $  7,580,747
  Net income                                                                   7,755             767,709             775,464
  Cash distributions from operations                                         (24,243)         (2,400,000)         (2,424,243)
                                                                          ----------        ------------        ------------
Partners' capital at December 31, 1995                                    $  754,702        $  5,177,266        $  5,931,968
                                                                          ==========        ============        ============



















              The accompanying notes are an integral part of the
                      consolidated financial statements.

                 Indepro Property Fund I, L.P. and Subsidiary
                       (A Delaware Limited Partnership)
                     Consolidated Statements of Cash Flows
             For the years ended December 31, 1995, 1994, and 1993


                                                                           1995             1994            1993
                                                                           -----            -----           ----
Cash flows from operating activities:
 Net income                                                             $  775,464     $2,144,691    $   929,068
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                           534,348        519,599        500,447
   Write-off of other assets                                                10,720        106,620             -

Change in assets and liabilities
  Decrease (increase) in accounts receivable                               127,752       (117,432)         2,431
  Decrease in prepaid expenses                                               2,442          6,122          1,318
  Increase (decrease) in accrued liabilities                                (6,894)       (41,203)        86,217
  Increase (decrease) in advance deposits                                   (2,828)            66          1,535
  Increase (decrease) in amounts due to general partner and affiliates     (73,777)       111,331          2,954
                                                                        ----------     ----------      ---------
Net cash provided by operating activities                                1,367,228      2,729,794      1,523,970
                                                                        ----------     ----------      ---------
Cash flows from investing activities:
  Distributions received from joint venture in excess of
     equity in earnings                                                          -      1,744,464        195,522
  Additions to real estate                                                (121,372)      (344,403)      (596,730)
                                                                          --------     ----------      ---------
Net cash provided by (used in) investing activities                       (121,372)     1,400,061       (401,208)
                                                                          --------     ----------      ---------
Cash flows from financing activities
  Repayment of notes payable                                               (69,556)       (63,983)       (61,864)
  Proceeds from notes payable                                                    -              -        125,073
  Repayment of capital lease obligation                                    (11,010)       (10,015)        (9,112)

  Distributions to partners from operations                             (2,424,243)    (1,136,364)      (303,030)

  Distributions to partners from sale of Lincoln Oaks                            -     (2,950,904)            -
                                                                        ----------     ----------    -----------
Net cash used in financing activities                                   (2,504,809)    (4,161,266)      (248,933)
                                                                        ----------     ----------    -----------
Net increase (decrease) in cash and cash equivalents                    (1,258,955)       (31,411)       873,829
Cash and cash equivalents, beginning of period                           2,226,528      2,257,939      1,384,110
                                                                        ----------    -----------    -----------
Cash and cash equivalents, end of period                                 $ 967,574    $ 2,226,528    $ 2,257,939
                                                                        ==========    ===========    ===========






              The accompanying notes are an integral part of the
                      consolidated financial statements.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Partnership Organization and Operation:

    General

    Indepro Property Fund I, L.P. (the "Partnership") was formed on May 28, 1982 under the Revised Uniform Limited Partnership Act of the State of Delaware to invest in improved income-producing real property. Indepro Property Fund I, Corp (The "General Partner"), is wholly-owned by Indepro Corp. (the "Advisor"), an indirect wholly-owned subsidiary of The Penn Mutual Life Insurance Company ("Penn Mutual"). During 1983, Limited Partners were admitted to the Partnership, having purchased 30,000 units for an aggregate contribution of $15,000,000 before commissions. The Initial Limited Partner withdrew from the Partnership on May 1, 1983.

    Presentment Offerings

    In 1987, 1988 and 1989, the General Partner made presentment offers available to the Limited Partners whereby each Limited Partner was able to sell all or part of his units to the General Partner at approximately 85% of the amount that would be distributable assuming the Partnership sold its properties at fair value. The Limited Partners tendered 6,421 units to the General Partner for an aggregate purchase price of $2,036,929. The General Partner does not currently intend, nor is it obligated to make any future presentment offers to the Limited Partners.

    Other Fees

    The General Partner is entitled to receive a partnership management fee equal to 1% of the Partnership's interest in its properties' annual gross rents and hotel revenues, not to exceed 2.5% of the Partnership's Distributable Cash (prior to payment of these fees) in any fiscal year. The General Partner is also reimbursed for direct expenses related to the administration of the Partnership (see Note 6).

2.  Summary of Significant Accounting Policies:

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiary (Hotel Brunswick, Inc.) which operates the Brunswick Hotel for the Partnership. All material intercompany transactions have been eliminated.

    Investments in Real Estate

    Investments in real estate are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

    Expenditures which increase the estimated useful lives of assets are capitalized. Maintenance and repairs are charged to expense when incurred. Upon the disposition of assets, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is recognized in the Consolidated Statements of Income.

                  NDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

2.  Summary of Significant Accounting Policies (Continued):

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

    Acquisition Costs on Real Estate Investments

    Acquisition costs have been capitalized and are being amortized over the useful lives of the related investment in real estate.

    Income Taxes

    Any income or loss affecting the partners' capital accounts is reportable for federal income tax purposes by the partners; therefore, no provision for income taxes has been made in the accompanying Consolidated Statements of Income.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments

    For instruments including cash, accounts receivable and payable and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. The fair value of the mortgage note payable is $555,962.

    Allocation of Profits, Losses and Distributable Cash

    Partnership income, loss, and distributable cash are allocated and distributed 1% to the General Partner and 99% to Holders of Limited Partnership Units.

    All sale and refinancing proceeds are distributed first, 1% to the General Partner and 99% to the Holders of Limited Partnership Units until such Holders have received, together with any prior distributions, an amount equal to a non-compounded cumulative return of 10% per annum on their adjusted capital contribution. Second, 1% to the General Partner and 99% to the Holders until each Holder shall have received an amount equal to their adjusted capital contributions. Finally, any sale or refinancing proceeds, after payment of disposition fees to the Advisor, are distributed 85.5% to the Holders of the Limited Partnership Units, and the remainder (decreased by payments of fees to a subsidiary of Penn Mutual) to the General Partner.

    Income from a sale is allocated based on partners' capital accounts, certain prior tax incidents and on the amount of sale proceeds received, subject to a minimum of 1% of taxable income allocated to the General Partner.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.  Summary of Significant Accounting Policies (Continued):

    Allocation of Profits, Losses and Distributions Cash (Continued):


    Quarterly cash distributions from operations of $6.25 per Limited Partnership Unit were made to the Limited Partners during 1988 through February 28, 1989. Subsequent to this date, quarterly distributions were increased to $8.75 per Limited Partnership Unit through November 30, 1990, after which the distributions were decreased to $6.25 per Limited Partnership Unit through April 10, 1992. At that time, it was determined by the Managing General Partner to suspend distributions in the best interest of the Partnership. Distributions of $5 per unit resumed in the second and third quarters of 1993 and were increased to $7.50 per unit for the distributions made in 1994 and 1995. In addition, an extra distribution of $50.00 per unit was made in 1995 from excess Partnership cash reserves. A cash distribution of $16.92 per Limited Partnership Unit from the sale proceeds of LaMancha Apartments was made on April 7, 1989 and a cash distribution of $97.38 per Limited Partnership Unit from the sale of Lincoln Oaks apartments was made on July 28, 1994. For each distribution, the General Partner was entitled to its 1% distributive share pursuant to the Partnership Agreement.


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

3.  Investment in Real Estate:

    Investment in real estate consists of the following as of December 31, 1995 and 1994:


                                                                       Building
                                                      Land         and Improvements        Total
                                                      ----         ----------------        -----

        1995

    Brunswick Hotel and Mall                         $285,000           $8,750,105       $9,035,105
    Less: Accumulated Depreciation                          -            3,677,432        3,677,432
                                                     --------           ----------       ----------

    Total                                            $285,000           $5,072,673       $5,357,673
                                                     ========           ==========       ==========

        1994

    Brunswick Hotel and Mall                         $285,000           $8,628,733       $8,913,733
    Less: Accumulated Depreciation                          -            3,144,977        3,144,977
                                                    ---------           ----------       ----------

    Total                                            $285,000           $5,483,756       $5,768,756
                                                    =========          ===========       ==========

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.    Investment in Joint Venture:

      On June 22, 1994, Lincoln Oaks I, Fort Worth Ltd., (the "Joint Venture"), a joint venture in which Indepro Property Fund I, L.P. (the "Registrant") had a 50% interest, including certain priorities and preferences, conveyed title to Lincoln Oaks Apartments (Phase I) to South West Properties, L.P., (the "Purchaser"). The Purchaser is a Delaware limited partnership which invests in income-producing real property and which has no affiliation to the Registrant or to the best of the Registrant's knowledge, the Registrant's joint venture partner. Lincoln Oaks Apartments is a 248 unit garden apartment complex located on approximately 10 acres in Fort Worth, Texas. The Registrant paid $3,925,000 on November 1, 1982, to acquire its interest in the Joint Venture. Debt of $2,375,000 was originally placed on the project, for a total project cost of $6,300,000.

      The total consideration received by the Joint Venture for the sale of the property was $5,600,000 in cash, which was negotiated at arm's length through a competitive bidding process. Relevant factors utilized in determining the adequacy of the consideration were the sale prices of comparable properties in the marketplace, the age and physical condition of the property sold, present and anticipated future market conditions for multi-family properties in Fort Worth, Texas, and the duration of the Partnership investment in the Joint Venture. After deducting costs of sale of $153,919, and repayment of the balance of the mortgage loan on the property of $2,253,081, the net sales proceeds from the sale of the property amounted to $3,193,000.

      The Joint Venture agreement specified that net sale proceeds be distributed: first, to Indepro Property Fund I, L.P. in satisfaction of its unpaid preferred cumulative return (11.5% of its outstanding capital balance from November 1, 1982 through October 31, 1984, which totaled $178,739 at June 22, 1994) or its unpaid preferred non-cumulative return (11.5% of its outstanding capital balance for the current year); second, to Indepro Property Fund I, L.P. in reduction of its outstanding capital balance until the balance is reduced to zero; third, to all partners in accordance with their respective participation percentages (50% to Indepro Property Fund I, L.P. and 50% to the joint venture partner.) In accordance with this agreement, the total net sales proceeds less amounts retained by the Joint Venture to cover estimated costs associated with the dissolution of the Joint Venture were distributed to Indepro Property Fund I, L.P. Under the Partnership agreement, the net sales proceeds received from the Joint Venture, less $90,900 due to the Advisor for its purchase of the preferred return, was distributed to the Limited Partners on July 28, 1994 in a distribution of $97.38 per unit.

      Effective with the sale of the Lincoln Oaks I property on June 22, 1994, the Partnership's investment in the joint venture was liquidated.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.    Investment in Joint Venture (continued)

      The Partnership's investment in the Joint Venture was accounted for under the equity method. The following is a summary of financial data derived from audited financial statements of the Joint Venture as of the end of each year and for the years ended December 31, 1994, and 1993:

                                                                            1994           1993
                                                                            ----           ----
             Real estate (net of accumulated
               depreciation of $0 in 1994 and
               $2,313,549 in 1993)                                      $        -      $3,990,937
             Other assets                                                                  224,081
                                                                        ----------      ----------
               Total assets                                                      -       4,215,018
             Mortgage note payable                                               -       2,263,814
             Other liabilities                                                   -         181,210
                                                                        ----------      ----------
               Total liabilities                                                         2,445,024
                                                                        ----------      ----------
             Net assets                                                 $        -      $1,769,994
                                                                        ==========      ==========
             Partnership's investment in joint venture                  $        -      $1,855,387
                                                                        ==========      ==========
             Revenues                                                      521,656       1,104,500
             Operating expenses                                            562,612       1,097,126
                                                                        ----------     -----------
             Net income (loss)                                          $  (40,956)    $     7,374
                                                                        ==========     ===========
             Partnership's equity in net income (loss)                  $  (20,478)    $     3,687
                                                                        ==========     ===========
             Gain on sale                                               $1,524,222     $        -
                                                                        ==========     ===========
             Partnership's share of gain on sale                        $1,434,295     $        -
                                                                        ==========     ===========

             A summary of changes in the Partnership's investment in Joint  Venture for the years ended December 31, 1994 and 1993 is as follows:

                                                                        1994             1993
                                                                        ----             ----

             Balance, beginning of year                                $1,855,387      $2,056,647
             Equity in income from Joint Venture                        1,413,817           3,687
             Cash distributions from Joint Venture                     (3,249,181)       (199,209)
             Amortization of advisor acquisition fee                       (4,303)         (5,738)
             Loss on liquidation of joint venture                        (106,620)              -
             Preferred return to Indepro Corp.                             90,900               -
                                                                       ----------      ----------
             Balance, end of year                                      $   --          $1,855,387
                                                                       ==========      ==========

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.  Notes Payable:

    The promissory note due to Bank of Lancaster County, N.A. which is collateralized by the Brunswick Hotel, was refinanced on August 12, 1993 from a 10.7% interest rate to an 8.25% interest rate. Due to this refinancing monthly payments of interest and principal decreased from $10,952 to $9,800 beginning September 1993. There were $16,000 in loan fees related to this refinancing which were advanced under the note. As of December 31, 1995, $791,443 which includes the $16,000 loan fees, has been advanced under the note. The refinancing of the note extended the maturity date to October 2001.

    The aggregate amount of required principal payments assuming no additional advances of principal and an interest rate of 8.25% through 2001 as of December 31, 1995 are as follows:

                           1996                $  75,606
                           1997                   82,179
                           1998                   89,322
                           1999                   97,087
                           2000                  115,108
                   Thereafter                     76,956
                                                --------
                                                $536,258
                                                ========


6.  Transactions with Affiliates:

    Expenses incurred by the General Partner and affiliates and charged to the Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

                                                                                  1995         1994          1993
                                                                                  ----         ----          ----

             Reimbursement of legal, accounting and other
               expenses to the General Partner or affiliates                   $   8,224    $    6,410    $     490
             General Partner management fee                                       45,530        28,407        7,976


7.  Industry Segment Information:

    The Partnership's operations consist exclusively of investment in and operations of income-producing real estate property.

8.  Cash Flow Information:

    For purposes of the Consolidated Statements of Cash Flows, the Partnership considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Net cash provided by operating activities include interest payments of $49,799, $56,207 and $68,311, respectively, for the years ended December 31, 1995, 1994 and 1993.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.  Concentration of Credit Risk:

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

10. Capital Lease Obligation:

    In May 1992, Indepro Property Fund I, L.P. entered into a five year capital lease agreement with Town and Country Inc., a wholly-owned subsidiary of Bank of Lancaster County, N.A., in the amount of $47,782 for computer equipment for the Brunswick Hotel. Monthly payments are in the amount of $1,604 based on a 9.5% interest rate. At the end of the five year agreement, Town and Country Inc. will provide Indepro Property Fund I, L.P. with the title to the equipment free and clear of all liens, claims and encumbrances of any kind.

    The following is a schedule by years of future minimum lease payments under this lease and the present value of the net minimum lease payments as of December 31:



             1996                                            $  12,765
             1997                                                  329
                                                             ---------
     Future minimum lease payments                              13,094
     Less: Amount representing interest                            666
                                                             ---------
     Present value of net minimum lease payments             $  12,428
                                                             =========

    As of December 31, 1995, $35,353 has been amortized on this obligation.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the years ended December 31, 1995, 1994, and 1993


                Column A                    Column B       Column C      Column D       Column E
                --------                    --------       --------      --------       --------


                                           Balance at     Charged to
                                           Beginning      Costs and                    Balance at
              Description                   of Year        Expenses    Deductions      End of Year
              -----------                   -------        --------    ----------      -----------

                  1995

Allowance for accounts receivable          $    22,996    $         -      $   6,266    $    16,730
                                           ============   ===========      =========    ===========

                  1994

Allowance for accounts receivable          $    15,200    $     7,796      $      -     $   22,996
                                           ============   ===========      =========    ===========

                  1993

Allowance for accounts receivable          $    15,800   $          -      $    600     $    15,200
                                           ============  ============      =========    ===========


                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1995


     Col. A         Col. B              Col. C                   Col. D                          Col. E
     ------         ------              ------                   ------                          ------

                                                            Cost Capitalized              Gross Amount at Which
                               Initial Costs to              Subsequent to                Carried at End of Year
                               Partnership                    Acquisition
                               ------------------------------------------------------------------------------------------
                                                                                              Building and
                                          Building and                 Carrying               Improvements     Total
Description      Encumbrances     Land    Improvements  Improvements  Costs (b)      Land     Carrying Costs   (c)(d)
-----------      ------------     ----    ------------  ------------  ---------      ----     ---------        ------

Brunswick Motor
Inn and Mall,
227 guest room
hotel and
office/
conference
center in
Lancaster,
Pennsylvania          (a)      $285,000   $6,282,935   $ 2,513,008     $8,992    $285,000    $8,750,105        $9,035,105






     Col. A         Col. F        Col. G      Col. H        Col. I
     ------         ------        ------      ------        ------



                                                          Life on which
                                                         Depreciation in
                                                          Latest income
                 Accumulated       Date of       Date      Statement is
Description     Depreciation(c)  Construction  Acquired      Computed
-----------     -------------    ------------  --------      --------

Brunswick Motor
Inn and Mall,
227 guest room
hotel and
office/
conference
center in                                                   30 yrs Building
Lancaster,                                    January 1,    10 years
Pennsylvania      $3,677,432      1970           1987       Improvements


                             NOTES TO SCHEDULE III

a) See description of Mortgage Notes Payable in the notes to the consolidated financial statements.

b) Consists of legal fees, appraisal fees, advisor fees, total costs and other related professional fees.

c)   Reconciliation of Real Estate
     Balance at beginning of period                  8,913,733

     Additions during period:

        Improvements                                   121,372
                                                    ----------
                                                    $9,035,105
     Balance at end of period                       ==========



     Reconciliation of Accumulated Depreciation

     Balance at beginning of period                  3,144,977

     Depreciation expense for the period               532,455
                                                    ----------
     Balance at end of period                       $3,677,432
                                                    ==========



d) The aggregate cost of land, building and improvements for federal income tax purposes is the same as for book purposes.

                               LINCOLN OAKS I,
                              FORT WORTH, LTD.

                             Financial Statements

                    For the Period Ended October 31, 1994

                        Report of Independent Auditors




To the Partners of Lincoln Oaks I, Fort Worth, Ltd.:


We have audited the accompanying statements of operations, changes in partners' capital and cash flows of Lincoln Oaks I, Fort Worth, Ltd., a Texas limited partnership (the "Partnership"), for the period from January 1, 1994 through October 31, 1994 (date of Partnership dissolution). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lincoln Oaks I, Fort Worth, Ltd. for the period from January 1, 1994 through October 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 6, on June 22, 1994, the Partnership sold the apartment property which represented its primary asset and accounted for substantially all of the Partnership's revenues and expenses. The Partnership was dissolved on October 31, 1994.


                                                    /s/  Ernst & Young LLP


Dallas, Texas
February 9, 1995

                       LINCOLN OAKS I, FORT WORTH, LTD.

                            STATEMENT OF OPERATIONS
         FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH OCTOBER 31, 1994




REVENUES:

          Rental income                          $  504,870
          Other income                               16,786
                                                 ----------
                                                    521,656
                                                 ----------

EXPENSES:

          Operations                             $  291,383
          Interest                                  105,975
          Real estate taxes                          67,992
          Depreciation                               97,262
                                                 ----------
                                                    562,612
                                                 ----------

LOSS BEFORE GAIN ON SALE                            (40,956)

GAIN ON SALE OF PROPERTY                          1,524,222
                                                 ----------
NET INCOME                                       $1,483,266
                                                 ==========







                           See accompanying notes.

                       LINCOLN OAKS I, FORT WORTH, LTD.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
         FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH OCTOBER 31, 1994



                                         Managing       Non-Managing
                                         General         General             Limited
                                         Partner         Partner             Partner         Total
                                         -------         -------             -------         -----
CAPITAL,
     beginning of period               $ (64,060)      $ 1,835,364          $(1,310)      $ 1,769,994

LOSS BEFORE GAIN ON
     SALE                                (20,068)          (20,478)           (410)           (40,956)

GAIN ON SALE OF
     PROPERTY                             88,207         1,434,295           1,720          1,524,222

DISTRIBUTIONS                             (4,079)       (3,249,181)              -         (3,253,260)
                                      ----------       -----------         -------        -----------
CAPITAL,
     end of period                    $        -       $         -         $     -        $         -
                                      ==========       ===========         =======        ===========








                            See accompanying notes.

                       LINCOLN OAKS I, FORT WORTH, LTD.

                            STATEMENT OF CASH FLOWS
         FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH OCTOBER 31, 1994



CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                                 $ 1,483,266

          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation                                                          97,262
                    Gain on sale of property                                          (1,524,222)

          Decrease in assets and liabilities:
                    Other assets                                                          19,287
                    Due from affiliate                                                     2,948
                    Accounts payable and accrued expenses                               (162,529)
                    Tenant security deposits                                             (18,681)
                                                                                     ------------

          Net cash used in operating activities                                         (102,669)
                                                                                     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property                                                          (14,898)
          Net proceeds from the sale of property                                       5,434,942
                                                                                     -----------
          Net cash provided by investing activities                                    5,420,044
                                                                                     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on mortgage note payable                                    (10,733)
          Retirement of mortgage note payable                                         (2,253,081)
          Distributions to partners                                                   (3,253,260)
                                                                                     ------------

          Net cash used in financing activities                                       (5,517,074)
                                                                                     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (199,699)

CASH AND CASH EQUIVALENTS, beginning of period                                           199,699
                                                                                     -----------

CASH AND CASH EQUIVALENTS,  end of period                                            $         -
                                                                                     ===========


Cash paid during the year for interest                                               $   125,202
                                                                                     ===========






                           See accompanying notes.

                       LINCOLN OAKS I, FORT WORTH, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                               OCTOBER 31, 1994



(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

                  Organization -

                           Lincoln Oaks I, Fort Worth, Ltd., a Texas limited partnership (the "Partnership"), was formed November 1, 1982, for the purpose of acquiring, owning and operating a 248-unit garden apartment property (the "Property") in Fort Worth, Texas. Lincoln Property Company No. 364, Ltd., a Texas limited partnership, was the managing general partner.


                  Method of Accounting -

                           The accounting records of the Partnership were maintained on the basis of accounting used for federal income tax reporting purposes. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles by use of memorandum entries.


                  Cash and Cash Equivalents -

                           For purposes of the Statement of Cash Flows, the Partnership considered all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


                  Revenue Recognition -

                           Apartments were leased to individual tenants on short-term (generally six months) leases at fixed rates. Rental revenue was recognized monthly as earned.


                  Income Tax Matters -

                           No federal taxes are payable by the Partnership and none have been provided in the accompanying financial statements. The partners are to include their respective share of Partnership income or loss in their individual tax returns.


                  Depreciation -

                           The buildings and improvements were depreciated on the straight-line method over estimated useful lives of 5 to 30 years.

(2)      TRANSACTIONS WITH AFFILIATES:


                           Certain of the Partnership's expenses and other disbursements incurred in the normal course of business were paid from a central operating account of an affiliated corporation. The Partnership reimbursed the affiliate on a regular basis for disbursements made on its behalf. All disbursements were identified by partnership and the disbursements and reimbursements were accounted for by the Partnership as due to or due from affiliate. The due from affiliate of $2,948 at December 31, 1993, was collected by the Partnership in 1994.

                           For its services in managing the operations of the Property, Lincoln Property Co. Texas, Inc., an affiliate of the managing general partner, received a management fee of $28,261 in 1994, equal to 5% of the project's gross income, as defined. For its services in providing partnership accounting, audit assistance and tax return preparation, an affiliate of the managing general partner received a fee of $7,530 in 1994. Fees for these services are included in operations expense in the accompanying financial statements.

                           In addition, for its services related to the sale of the Property, Lincoln Eastern Management Corporation, an affiliate of the managing general partner, received a fee of $16,672 in 1994.



(3)      MORTGAGE NOTE PAYABLE:

                           On November 30, 1988, the mortgage note payable was modified to extend the maturity date from November 1989 to December 1998 and to modify the interest rate to 10%. Monthly payments of $20,565 were due until December 1998, at which time all unpaid principal and accrued interest was due. The mortgage note was retired on June 22, 1994 in conjunction with the sale of the Property.


(4)      PARTNERS' CAPITAL:

                  Participation Percentages -

                           In accordance with the partnership agreement, the managing general partner and limited partner, Lincoln Property Co. No. 364, Ltd., and non-managing general partner, Indepro Property Fund I, L.P., have participation percentages of 49%, 1% and 50%, respectively.

                  Capital Contributions -

                           At inception of the Partnership, the managing general partner contributed the apartment property and related liabilities. Initial cash contributions of $3,925,000 and $100 were made by the non-managing partner and limited partner, respectively.

                  Net Income (Loss) Allocation -

                           In accordance with the partnership agreement, net income and net losses from operations were to be allocated to all partners in proportion to their respective participation percentages.


                  Cash Flow Distributions -

                           The Partnership was to make distributions from net cash flow, as defined, of the Partnership in the following order of priority:

                  (a) To the non-managing general partner, a preferred return (cumulative through October 31, 1984) equal to 11.5% per annum of its aggregate, outstanding capital balance, as defined; then,

                  (b) To all partners, in accordance with their respective participation percentages.


                  Distributions Upon Sale and Dissolution -

                           Upon sale of the Partnership's assets and dissolution of the Partnership, distribution of net sales proceeds, as defined, are to be made in the following order of priority:

                  (a) To creditors, for full payment of debts and liabilities;

                  (b) To payment of expenses of liquidation of the Partnership;

                  (c) To reserves deemed necessary by the managing general partner for any contingent or unforeseen liabilities or obligations of the Partnership;

                  (d) To the non-managing general partner, in satisfaction of the unpaid preferred cumulative return or its unpaid preferred non-cumulative return:

                  (e) To the non-managing general partner, in reduction of its outstanding capital balance, until the capital balance is reduced to $0; then

                  (f) To the remaining partners in accordance with their respective participation percentages.


                           Distributions of net sales proceeds and net cash flow during 1994 totalled $3,253,260.

(5)      RECONCILIATION OF FINANCIAL INCOME TO TAX INCOME FOR 1994:



               Net income per financial statements                                        $1,483,266

               Excess of depreciation for financial reporting
                  purposes over amount reported for tax purposes                               2,438

               Gain on sale of Property reported for tax purposes in excess of amount reported for financial reporting purposes due to lower tax basis of the property
                                                                                           2,432,184
                                                                                          ----------
                       Net income per tax return                                          $3,917,888
                                                                                          ==========




(6)      SALE OF PROPERTY AND DISSOLUTION OF PARTNERSHIP:

         On June 22, 1994, the Partnership sold the Property for $5,600,000 and retired its mortgage note payable. For financial reporting purposes, a gain of $1,524,222 was recognized on the sale. The Partnership was dissolved on October 31, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Indepro Property Fund I, Corp.:

         We have audited the accompanying balance sheet of Indepro Property Fund I, Corp. as of December 31, 1995. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

         In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Indepro Property Fund I, Corp. as of December 31, 1995 in conformity with generally accepted accounting principles.

                                                 /s/ Coopers & Lybrand, L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 7, 1996

                        INDEPRO PROPERTY FUND I, CORP.
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1995




                        Assets



   Cash and cash equivalents                          $ 2,124,448
   Receivable from affiliates                             210,905
                                                      ----------
       Total Current Assets                             2,335,353

   Investment in Indepro Property Fund I, L.P.          1,862,811
   Notes receivable from parent                         1,400,000
   Deferred taxes                                         783,017
                                                      ----------

        Total Assets                                  $ 6,381,181
                                                      ===========

         Liabilities and Stockholder's Equity



   Accounts payable                                   $    3,600
   State taxes payable                                    27,678
   Liability for Guarantee                             2,314,516
                                                      ----------

        Total Liabilities                              2,345,794
                                                      ----------

   Stockholder's Equity

   Common stock (par value $1.00 per share
      1,000 shares authorized, issued and
      outstanding)                                         1,000
   Paid in capital                                     1,933,021
   Retained earnings                                   2,101,366
                                                      ----------
        Total Stockholder's Equity                     4,035,387
                                                      ----------

        Total Liabilities and Stockholder's Equity    $6,381,181
                                                      ==========

                        INDEPRO PROPERTY FUND I, CORP.
                         Notes to Financial Statements


1.  Description of Company:

    Indepro Property Fund I, Corp. (the Company or the General Partner) was incorporated in the State of Delaware on December 24, 1981. The Company was formed to administer the operations of and act as the General Partner for the Indepro Property Fund I, L.P. (the Partnership), a public limited partnership which invests in income-producing real property.

    The Company is a wholly-owned subsidiary of Indepro Corp. (the Parent) which is an indirect, wholly-owned subsidiary of the Penn Mutual Life Insurance Company (Penn Mutual). The Parent also acts as the Advisor for the Partnership.

2.  Summary of Significant Accounting Policies:

    Cash and Cash Equivalents

    Investments with maturities of three months or less when purchased are considered to be cash equivalents. The Company invests excess funds in short-term, interest-bearing obligations, including money market mutual funds sponsored by an affiliate of Penn Mutual. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

    Notes Receivable

    Notes receivable from the Parent are payable on demand and are stated at par. Accrued interest receivable on the notes is recorded when earned and included in other receivables from affiliates.

    Income Taxes

    The Company is included in the consolidated federal tax return of Penn Mutual. All currently payable federal taxes are paid by the Parent on behalf of the Company and therefore no currently payable federal tax liability is established by the Company. The Company records all taxes paid on its behalf by the Parent as additional paid in capital. Any benefits would be recorded as a reduction in paid in capital. The Company files state tax returns and reflects currently payable state taxes on the balance sheet in accounts payable.

    The Company provides for deferred income taxes to reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax reporting purposes. These deferred taxes are measured using the liability method by applying current tax laws and are analyzed on a periodic basis to determine if the items are currently reportable for federal income tax purposes. Once these items are part of the Company's current tax liability or receivable, they are recorded as additions to or reductions in paid in capital.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Investment in Indepro Property Fund I, L.P.

    The Company's investment in the Partnership is accounted for under the equity method.

                        INDEPRO PROPERTY FUND I, CORP.
                   Notes to Financial Statements (continued)

3.  Related Party Transactions:

    The Company is reimbursed by the Partnership for direct expenses relating to the administration of the Partnership. The General Partner is entitled to receive a partnership management fee equal to 1% of the annual gross rents and hotel revenues of the Partnership's interest in its properties, not to exceed 2.5% of the Partnership's Distributable Cash (prior to payment of these fees) in any fiscal year. Accounts receivable includes $45,530 related to this management fee.

    Notes receivable represents $1,400,000 due on demand from the Parent. Interest on these notes is payable annually and accrues at the greater of the prime rate on the preceding payment date plus 1% or the minimum arm's length rate of interest on the preceding payment date provided for under
    Section 482 of Internal Revenue Code of 1954.

    The outstanding balance and payment terms for these notes are as follows:

                                                          Principal
               Interest Payment        Current          Balance as of
                     Date           Interest Rate     December 31, 1995
               ----------------     -------------     -----------------

             June 30                10.00%              $  400,000
             December 1              9.75%              $1,000,000

    The carrying amount of this receivable approximates fair value.

4.  Investment in Indepro Property Fund I, L.P. (the Partnership):

    The Company owns a 1% general partnership interest in the Partnership. In addition, from 1987 to 1989, the Company purchased 6,421 or 21.4% of the Limited Partnership Units of the Partnership for an aggregate purchase price of $2,036,929. These units were purchased through presentment offers whereby the Company offered to purchase units at approximately 85% of the amount which would have been distributable to each Limited Partner assuming that the Partnership had sold all of its properties for their fair market value and had distributed the net sales proceeds in accordance with the Partnership Agreement. The Company does not intend, nor is it obligated to make, any future presentment offers to the Limited Partners.

    The Partnership Agreement provides for the allocation and distribution of Partnership income, loss, and distributable cash as 1% to the General Partner and 99% to the Limited Partnership Units. All sale and refinancing proceeds are distributed 1% to the General Partner and 99% to the Limited Partnership Units until the Limited Partners have received a non-compounded cumulative return of 10% per annum on their adjusted capital contribution. Any additional proceeds are distributed 85.5% to the Limited Partnership Units and the remainder to the General Partner.

    The Company is obligated, under the terms of the Partnership Agreement, to make capital contributions to the Partnership upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay each Limited Partner a guaranteed 8% non-compounded return on the unrecovered capital contribution of the Limited Partner. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and Company. As of December 31, 1995, the estimated amount of this obligation to the Limited Partners was approximately $3,067,392. The Partnership had available cash distributable to the Limited Partners of $752,876 at December 31, 1995 which would have reduced this obligation to $2,314,516. The carrying amount of this liability approximates fair value.

    Due to the General Partner's efforts to sell the remaining property in the Partnership, the guarantee will likely become payable during 1996 upon termination of the Partnership. Therefore, the liability for the guarantee through December 31, 1995 was recognized in this financial statement.

                        INDEPRO PROPERTY FUND I, CORP.
                   Notes to Financial Statements (continued)

4.  Investment in Indepro Property Fund I, L.P. (the Partnership) (continued):

    The following is a summary of financial data for the Partnership as of December 31, 1995:



  Investments in real estate (net of accumulated
  depreciation and amortization of $3,677,432)                     $5,357,673

  Cash and cash equivalents                                           967,574

  Other assets                                                        392,937
                                                                  -----------

                    Total Assets                                  $ 6,718,184
                                                                  ===========

  Notes payable                                                       536,258

  Other liabilities                                                   249,958
                                                                  -----------

                 Total Liabilities                                    786,216

  Partners' Capital                                                 5,931,968
                                                                  -----------
      Total Liabilities and Partners' Capital                     $ 6,718,184
                                                                  ===========


5.  Concentration of Credit Risk:

    The Company's operations consist of investments in commercial real estate through the Partnership. The Partnership's investment in a hotel located in Lancaster, Pennsylvania primarily caters to U.S. Government Agencies and, to a lesser extent, tourist and corporate travelers. The Partnership performs credit evaluations of its customers and generally does not require collateral.

6.  Income Taxes:

    At December 31, 1995, deferred income taxes recognized in the balance sheet of $783,017 were comprised of the tax effect of the temporary differences between the financial statement and tax basis of the Company's investment in the Partnership and a deferred federal income tax asset on the 8% guarantee to the Indepro Property Fund I, L.P.
    Limited Partners.