Form 10-Q
period 1996-03-31
INDEPRO PROPERTY FUND I LP
filed 1996-05-15
CIK 710982

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996       Commission File No.: 2-80756


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

                               YES     X      NO
                                   ---------     ------------

        There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of March 31, 1996.

                          INDEPRO PROPERTY FUND I, L.P.
                          INDEX OF FINANCIAL STATEMENTS

                                                                    Page Number
                                                                    -----------
Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets, as of March 31, 1996
                  and December 31, 1995                                   3

         Consolidated Statements of Income, for the three months
                  ended March 31, 1996 and 1995                           4

         Consolidated Statement of Partners' Capital for the three
                  months ended March 31, 1996                             5

         Consolidated Statements of Cash Flows, for the three months
                  ended March 31, 1996 and 1995                           6

         Notes to Consolidated Financial Statements                     7-8


      Item 2 - Management's Discussion and Analysis of
                  Financial Condition  and Results of Operations       9-12

Part II - Other Information                                              13

                             INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                                   (A Delaware Limited Partnership)
                                     CONSOLIDATED BALANCE SHEETS
                              As of March 31, 1996 and December 31, 1995




                                                                       MARCH 31         DECEMBER 31
                                                                         1996              1995
                                                                         ----              ----
                             Assets

Investments in real estate at cost (note 3)                          $    9,042,782    $    9,035,105
Less:  Accumulated depreciation and amortization                          3,813,021         3,677,432
                                                                     ---------------   --------------
Total investments                                                         5,229,761         5,357,673

Cash and cash equivalents                                                   642,720           967,574
Accounts receivable (net of allowance for doubtful
  accounts of $3,286 in 1996 and $16,730 in 1995)
                                                                            481,102           293,472
Prepaid expenses and other assets (net of accumulated
  amortization of $5,250 in 1996 and $4,750 in 1995
                                                                            134,211            99,465
                                                                     --------------   ---------------
                          Total Assets                               $    6,487,794   $     6,718,184
                                                                     ==============   ===============

                Liabilities and Partners' Capital

Notes payable                                                               517,918           536,258
Capital lease obligation                                                      9,509            12,428
Due to general partner and affiliates                                        52,629            45,530
Accrued liabilities                                                         148,176           187,214
Advance deposits                                                              9,194             4,786
                                                                     --------------   ---------------
                        Total Liabilities                                   737,426           786,216
                                                                     --------------   ---------------

Partners' capital                                                         5,750,368         5,931,968
                                                                     --------------   ---------------
             Total liabilities and partners' capital                 $    6,487,794   $     6,718,184
                                                                     ==============   ===============













               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                    CONSOLIDATED STATEMENTS OF INCOME For the
                   three months ended March 31, 1996, and 1995



                                                  Three Months       Three Months
                                                 March 31, 1996     March 31, 1995
                                                 ---------------    --------------
                      Income
Hotel revenues                                     $ 928,604             $ 942,230
Hotel cost of revenues                               381,829               379,417
                                                   ---------             ---------
Gross profit from hotel operations                   546,775               562,813
Investment income                                      8,644                31,727
                                                   ---------             ---------
Total income                                         555,419               594,540
                                                   ---------             ---------

                    Expenses

Property operating expenses                        $ 256,669             $ 248,931
Depreciation and amortization                        136,089               132,209
Real estate taxes                                     54,231                56,554
Administrative                                        21,996                13,650
Repairs and maintenance                               23,462                29,488
Insurance                                             18,376                16,354
Provision for doubtful accounts                      (12,244)                 (906)
Interest expense                                      11,166                12,879
Total Expenses                                       509,745               509,159
                                                   ---------             ---------

Net Income                                         $  45,674             $  85,381
                                                   =========             =========

Net income allocated to Limited Partners           $  45,217             $  84,527

Net income allocated to General Partner
                                                         457                   854
                                                   ---------             ---------
                                                   $  45,674             $  85,381
                                                   =========             =========


Net income per Limited Partnership
  interests outstanding (30,000)                   $       2             $       3
                                                   =========             =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                      CONSOLIDATED STATEMENTS OF PARTNERS'
                       CAPITAL For the three months ended
                                 March 31, 1996



                                                                                  Limited
                                                                  General       Partnership
                                                                  Partner         Units               Total
                                                               ------------   --------------      -------------
Partners' capital at January 1, 1996                           $    754,702   $    5,177,266      $   5,931,968

  Net income                                                            457           45,217             45,674
  Cash distributions from operations                                (22,727)        (204,547)          (227,274)
                                                               ------------   --------------      -------------

Partners'  capital at March 31, 1996                           $    732,432   $    5,017,936      $   5,750,368
                                                               ============   ==============      =============

































               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995


                                                                               Three months        Three months
                                                                                  Ended               Ended
                                                                              March 31, 1996     March 31, 1995
                                                                              --------------     --------------
Cash flows from operating activities:

 Net income                                                                   $   45,674           $    85,381
 Adjustments to reconcile net income to net cash
  provided by operating activities:

   Depreciation and amortization                                                 136,089               132,209

Change in assets and liabilities

  Decrease (increase) in accounts receivable                                    (187,630)               29,309
  Increase in prepaid expenses                                                   (35,246)              (66,731)
  Decrease in accrued liabilities                                                (39,038)              (62,851)
  Increase in advance deposits                                                     4,408                 4,079
  Increase (decrease) in amounts due to general
     partner and affiliates                                                        7,099               (85,218)
                                                                              ----------           -----------
Net cash provided by (used in) operating activities                              (68,644)               36,178
                                                                              ----------           -----------
Cash flows from investing activities:

  Additions to real estate                                                       ( 7,677)              (24,976)
                                                                              ----------           -----------
Net cash used in investing activities                                            ( 7,677)              (24,976)
                                                                              ----------           -----------

Cash flows from financing activities:

  Repayment of notes payable                                                     (18,340)              (17,013)
  Repayment of capital lease obligation                                           (2,919)               (2,656)
  Distributions to partners from operations                                     (227,274)             (227,274)
                                                                              ----------           -----------
Net cash (used in) financing activities                                         (248,533)             (246,943)
                                                                              ----------           -----------
Net decrease in cash and cash equivalents                                       (324,854)             (235,741)

Cash and cash equivalents, beginning of period                                   967,574             2,226,528
                                                                              ----------           -----------
Cash and cash equivalents, end of period                                      $  642,720           $ 1,990,787
                                                                              ===========          ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1996



 1.  General

       The preceding unaudited financial information sets forth the operations of Indepro Property Fund I, L.P. for the three months ended March 31, 1996. In the opinion of Management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 1996.

       Footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10
       - K. These interim financial statements should be read in conjunction with the Form 10 - K for the year ended December 31, 1995.

   2.  Partners' Capital

       Indepro Property Fund I, L.P. made a distribution of $227,274 in March 1996 relating to the fourth quarter of 1995. In addition, the General Partner expects to continue distributions for 1996 at approximately $227,000 per quarter, subject to the potential sale of the Brunswick Hotel in 1996. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf will be deducted from future distributions.

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

   3.  Investment in Real Estate

       Investment in real estate consisted of the following as of March 31, 1996:

                                                                        Building and
                          Property                          Land        Improvements        Total
                          --------                          ----        ------------        -----
        Brunswick Hotel and Conference Center            $ 285,000      $ 8,757,782     $ 9,042,782
        Less:  Accumulated Depreciation                          0        3,813,021       3,813,021
                                                         ---------      -----------     -----------
        Total                                            $ 285,000      $ 4,944,761     $ 5,229,761
                                                         =========      ===========     ===========


                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1996

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

4.  Cash Flow Information

    Net cash provided by operating activities reflects cash payments for interest of $11,331 and $12,386 respectively, during the three months ended March 31, 1996 and March 31, 1995.

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

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)

                                 Part I, Item 2


                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

The Partnership's net income for the three months ended March 31, 1996 was $45,674, a decrease of $39,707 from the same period of the prior year. This decrease is primarily attributable to a decline of $23,013 in investment income earned on excess Partnership cash. Excess Partnership cash reserves of $1,500,000 were distributed to the Limited Partners and $15,151.52 to the General Partner in May of 1995. In addition, income provided by operations of the Brunswick Hotel declined by $13,429 in comparison with the same period of the prior year. (See discussion under Brunswick Hotel and Conference Center below.)

         Brunswick Hotel and Conference Center

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel decreased from $67,339 for the three months ended March 31, 1995 to $53,910 for the three months ended March 31, 1996.
The decrease in net income was primarily attributable to the operations of the adjacent mall. The Hotel's lease with the United Artist Theater (which was located in the mall) expired in November, 1995 and the operators of the theater did not extend their lease. This factor caused a decline in revenues of $10,275 from the three months ended March 31, 1995 to the three months ended March 31, 1996. In addition room nights sold have decreased slightly from the prior year, causing a decline in hotel revenues of approximately $3,000.

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

In October 1990, the Partnership contracted with two agencies of the U.S. Government to provide training facilities and rooms. The Department of Defense (the Army) has guaranteed a minimum of 11,000 room nights per year of the agreement. The current agreement grants to the Army two one-year options expiring on September 30, 1998. The U.S. Army has booked approximately 15,100 room nights for the fiscal year ended September 30, 1996. The lease is terminable by the Army at any time by giving at least sixty days prior written notice, subject to the guarantee provisions in the lease.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Results of Operations (continued)

         Brunswick Hotel and Conference Center (continued)

In addition, the U.S. Government's Office of Personnel Management (OPM) had a contract for the provision of food, rooms and conference facilities for OPM's training sessions which extended through November, 1994. In addition, OPM was offered three six month options extending through May, 1996. OPM has exercised all three consecutive six month options.

OPM and the Brunswick Hotel have entered into a new agreement which commences May 1, 1996 and expires September 30, 1997. The initial rate per participant is $74.30 with additional charges for certain other expenses. The agreement gives OPM four one year renewal options, with increases in the daily per participant charge based upon increases in the Consumer Price Index for the Northeast Region. OPM has booked approximately 23,600 room nights for the period January 1, 1996 to September 30, 1996. Historically, OPM has canceled less than 5% of rooms booked.

In October, 1995, OPM mailed a solicitation for offers to the Hotel and other interested parties for a ten year contract which could commence as early as September, 1997. If the Brunswick Hotel is selected as the contractor, significant funds would have to be spent on capital expenditures for the Hotel. The additional revenues provided by the proposed contract would have a positive impact on the Hotel's operations. If the Brunswick Hotel is not selected by OPM for the ten year contract and another facility is chosen, the Hotel would experience a significant decline in revenues and cash flows until it can be repositioned to attract other business. This decline is not expected to occur, if at all, until September 1997 or September 1998. OPM is anticipated to make a decision on the ten year contract by the end of the second quarter of 1996.

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

Liquidity and Capital Resources

As of March 31, 1996, the Partnership had cash and cash equivalents totaling $642,720, in comparison with $967,574 at December 31, 1995 and $1,990,787 at
March 31, 1995. The decrease in cash from March, 1995 is primarily attributable to an extra distribution from excess Partnership reserves of $1,500,000 made to the Limited Partners in May, 1995. The distribution of excess Partnership cash was made after the General Partner reviewed the current and future anticipated cash requirements of the Partnership. The decrease in cash from December 31, 1995 to March 31, 1996 was primarily attributable to a slower collection of accounts receivable.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Liquidity and Capital Resources (continued)

Since 1989, competition to the Hotel has increased dramatically as more than ten new hospitality facilities have opened, adding many additional new rooms to the marketplace. In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continued through 1995. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. During 1993 and 1994, the Hotel spent approximately $690,000 to install a complete sprinkler system in all guest rooms and common areas, and to replace bedding, carpet, and other room fixtures. Approximately, $121,000 was spent in 1995 for the continued upgrading of the Hotel rooms. The General Partner has budgeted approximately $154,132 to be spent in 1996 for capital improvements, $7,677 of which was spent in the three months ended March 31, 1996.

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Mall. Approximately $791,443 has been advanced under this note, which has a balance of $517,918 at March 31, 1996.

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


        Distributions

Indepro Property Fund I, L.P. made a distribution of $227,274 in March 1996 relating to the fourth quarter of 1995. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from this distribution. The General Partner expects to continue distributions for 1996 at approximately $227,000 per quarter, subject to the potential sale of the Brunswick Hotel in 1996.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)


         Distributions (continued)

The General Partner is obligated under the terms of the Partnership agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of March 31, 1996, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,072,579. The Partnership had cash of $642,720 at March 31, 1996. If the General Partner distributed this cash, the Limited Partners' share would have been $500,105, which would have reduced the amount of this obligation to $2,572,474. The General Partner has cash of $2,136,992, demand notes of $1,400,000, and would have $142,615 of its share of Partnership cash for a total of $3,679,607 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. As mentioned above, the Partnership has engaged the Grubb and Ellis Hospitality Group to assist in the sale of the Brunswick Hotel, the sole remaining property in the Partnership. If a desirable sale transaction can be completed, it would be followed by the dissolution and liquidation of the Partnership.

Inflation

The rate of inflation during recent years has been low. Low rates of inflation combined with increased market competition generally produce an environment in which rental rate increases are relatively modest. The Brunswick Hotel has not experienced significant increases in major expenditures since inflation has been offset by more effective expense management. In the markets in which the Brunswick Hotel competes, it is not feasible to pass on all increasing costs in the form of higher room rates.

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

                          INDEPRO PROPERTY FUND I, L.P.
                        (A Delaware Limited Partnership)

                                     PART II

                                OTHER INFORMATION


ITEM 1.     Legal Proceedings

               As of March 31, 1996, the Partnership was not a party to any pending legal proceeding. However, Hotel Brunswick, Inc. and Indepro Property Fund I, Corp. have been named as defendants in a complaint filed November 16, 1995 by Elwood Corbett, Plaintiff. On November 27, 1993, the Plaintiff was a non-paying guest at the Hotel who had received a complimentary room as a bus driver for a group of visitors to the property from New York. The complaint alleges that the Plaintiff slipped and fell in his guest room and further alleges that the Defendants are liable for failure to provide adequate safety measures. The Defendants have filed an answer to the complaint and deny any liability for the alleged occurrence. The liability insurance carrier for the property has engaged legal counsel to represent the Defendants and the outcome of this litigation is not anticipated to have any material impact on the financial condition or results of operations of the Partnership.


ITEM 2.     Changes in Securities

                  None

ITEM 3.     Defaults Upon Senior Securities

                  Not applicable

ITEM 4.     Submission of  Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.     Other Information

                  None

ITEM 6.     Exhibits and Reports on Form 8 - K

                  No reports were filed on Form 8 - K during the quarter ended March 31, 1996.

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


                                  INDEPRO PROPERTY FUND I, L.P.


                            By:  Indepro Property Fund I Corp.,
                                 General Partner

                            By:  /s/ Ronald M. Pappas
                                ------------------------
                                 Ronald M. Pappas
                                 President



Date:  May 13, 1996         By:  /s/ Ann M. Strootman
                                ------------------------
                                 Ann M. Strootman
                                 Controller



                            By:  /s/ Wayne L. Harris
                                ------------------------
                                 Wayne L. Harris
                                 Vice President