Form 10-Q
period 1996-06-30
INDEPRO PROPERTY FUND I LP
filed 1996-08-14
CIK 710982

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10 - Q


                    Annual Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

   For the Quarterly Period Ended June 30, 1996 Commission File No.: 2-80756


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

                              YES    X     NO
                                 ---------   ---------

There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of June 30, 1996.
                                                        .

                         INDEPRO PROPERTY FUND I, L.P.
                         INDEX OF FINANCIAL STATEMENTS

                                                                    Page Number

Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets, as of June 30, 1996
                  and December 31, 1995                                      3

         Consolidated Statements of Income, for the three and six
                  months ended June 30, 1996 and 1995                        4

         Consolidated Statement of Partners' Capital for the six
                  months ended June 30, 1996                                 5

         Consolidated Statements of Cash Flows, for the six months
                  ended June 30, 1996 and 1995                               6

         Notes to Consolidated Financial Statements                        7-8


      Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-12

Part II - Other Information                                                 13

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1996 and December 31, 1995


                                                                         JUNE 30          DECEMBER 31
                                                                           1996              1995
                                                                         -------          -----------
                             Assets

Investments in real estate at cost (note 3)                          $     9,057,649   $     9,035,105
Less:  Accumulated depreciation and amortization                           3,677,431         3,677,432
                                                                    ----------------   ---------------
Total investments                                                          5,380,217         5,357,673

Cash and cash equivalents                                                    930,908           967,574
Accounts receivable (net of allowance for doubtful
  accounts of $3,209 in 1996 and $16,730 in 1995)                            488,633           293,472
Prepaid expenses and other assets (net of accumulated
  amortization of $5,750 in 1996 and $4,750 in 1995)                         118,255            99,465
                                                                    ----------------   ---------------
                          Total Assets                              $      6,918,014   $     6,718,184
                                                                    ================   ================

                Liabilities and Partners' Capital

Notes payable                                                                499,310           536,258
Capital lease obligation                                                       6,520            12,428
Due to general partner and affiliates                                         56,895            45,530
Accrued liabilities                                                          185,185           187,214
Advance deposits                                                              18,344             4,786
                                                                    ----------------   ---------------
                         Total Liabilities                                   766,254           786,216
                                                                    ----------------   ---------------

Partners' capital                                                          6,151,760          5,931,968
                                                                    ----------------   ---------------
             Total liabilities and partners' capital                $      6,918,014   $      6,718,184
                                                                    ================   ================













        The accompanying notes are an integral part of the consolidated financial statements.


                               INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                                     (A Delaware Limited Partnership)
                                     CONSOLIDATED STATEMENTS OF INCOME For the
                         three and six months ended June 30, 1996 and 1995

                                            Three months     Three months      Six months       Six months
                                                Ended            Ended            Ended            Ended
                                            June 30, 1996    June 30, 1995    June 30, 1996    June 30, 1995
                                            -------------    -------------    -------------    -------------
          Income

Hotel revenues                               $1,311,088      $ 1,312,380       $2,239,692       $2,254,610
Hotel cost of revenues                          492,831          481,585          874,660          861,002
                                             ----------      -----------       ----------       ----------
Gross profit from hotel operations              818,257          830,795        1,365,032        1,393,608
Investment income                                 9,377           17,545           18,021           49,272
                                             ----------      -----------       ----------       ----------
Total income                                    827,634          848,340        1,383,053        1,442,880
                                             ----------      -----------       ----------       ----------
               Expenses

Property operating expenses                     260,806          244,851          517,475          493,782
Depreciation and amortization                  (135,089)         132,470            1,000          264,679
Real estate taxes                                   675           62,687           54,906          119,241
Administrative                                   16,721           23,019           38,717           36,669
Repairs and maintenance                          25,956           26,581           49,418           56,069
Insurance                                        17,825           21,070           36,201           37,424
Provision for doubtful accounts                   1,123           9,388           (11,121)           8,482
Write-off of other assets                             -           10,718                -           10,718
Interest expense                                 10,952           12,727           22,118           25,606
                                             ----------      -----------       ----------       ----------
Total expenses                                  198,969          543,511          708,714        1,052,670
                                             ----------      -----------       ----------       ----------
Net Income                                   $  628,665     $    304,829       $  674,339       $  390,210
                                             ==========     ============       ==========       ==========
Net income allocated to Limited
Partners                                     $  622,378     $    301,781       $  667,596       $  386,308
                                             ==========     ============       ==========       ==========
Net income allocated to General
Partner                                           6,287     $      3,048       $    6,743      $     3,902
                                             ----------      -----------       ----------       ----------
                                             $  628,665     $    304,829       $  674,339      $   390,210
                                             ==========     ============       ==========      ===========
Net income per Limited Partnership
  interests outstanding (30,000)             $       21     $         10       $       22      $        13
                                             ==========     ============       ==========      ===========



        The accompanying notes are an integral part of the consolidated financial statements.


                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                    For the six months ended June 30, 1996

                                                                             Limited
                                                             General       Partnership
                                                             Partner          Units            Total
                                                           ----------      -----------      -----------
Partners' capital at January 1, 1996                       $  754,702      $ 5,177,266      $ 5,931,968

Net income for the quarter ended March 31, 1996                   457           45,217           45,674
Cash distributions from operations                            (22,727)        (204,547)        (227,274)
                                                           ----------      -----------      -----------
Partners'  capital at March 31, 1996                          732,432        5,017,936        5,750,368

Net income for the quarter ended June 30, 1996                  6,287          622,378          628,665
Cash distributions from operations                            (22,727)         204,546)        (227,273)
                                                           ----------      -----------      -----------
Partners' capital at June 30, 1996                         $  715,992      $ 5,435,768      $ 6,151,760
                                                           ==========      ===========      ===========

























    The accompanying notes are an integral part of the consolidated financial statements.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1996 and 1995

                                                                                      Six months          Six months
                                                                                         Ended               Ended
                                                                                    June 30, 1996       June 30, 1995
                                                                                   ---------------      -------------
Cash flows from operating activities:
 Net income                                                                         $       674,339      $     390,210
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                               1,000            264,679
  Write-off of other assets                                                                       -             10,718
Change in assets and liabilities:
  Increase in accounts receivable                                                          (195,161)          (122,561)
  Increase in prepaid expenses                                                              (19,790)           (35,857)
  Decrease in accrued liabilities                                                            (2,029)           (32,369)
  Increase in advance deposits                                                               13,558              2,885
  Increase (decrease) in amounts due to general
     partner and affiliates                                                                  11,364           (107,943)
                                                                                    ---------------      -------------
Net cash provided by (used in) operating activities                                         483,281            369,762
                                                                                    ---------------      -------------

Cash flows from investing activities:

  Additions to real estate                                                                  (22,544)          ( 37,296)
                                                                                    ---------------      -------------
Net cash provided by (used in) investing activities                                         (22,544)           (37,296)
                                                                                    ---------------      -------------
Cash flows from financing activities:

  Repayment of notes payable                                                                (36,948)           (34,115)
  Repayment of capital lease obligation                                                      (5,908)            (5,374)
  Distributions to partners from operations                                                (454,547)          (454,548)
  Distributions to partners from reserves                                                         -         (1,515,152)
                                                                                    ---------------      -------------
Net cash (used in) financing activities                                                    (497,403)        (2,009,189)
                                                                                    ---------------      -------------
Net increase (decrease) in cash and cash equivalents                                        (36,666)        (1,676,723)

Cash and cash equivalents, beginning of period                                              967,574          2,226,528
                                                                                    ---------------      -------------
Cash and cash equivalents, end of period                                            $       930,908      $     549,805
                                                                                    ===============      =============




   The accompanying notes are an integral part of the consolidated financial statements.

                         INDEPRO PROPERTY FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of June 30, 1996



 1.  General

      The preceding unaudited financial information sets forth the operations of Indepro Property Fund I, L.P. for the six months ended June 30, 1996. In the opinion of Management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six months ended June 30, 1996.

      Footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10
      - K. These interim financial statements should be read in conjunction with the Form 10 - K for the year ended December 31, 1995.

   2.  Partners' Capital

       Indepro Property Fund I, L.P. made distributions of $227,274 in March 1996 relating to the operations for the fourth quarter of 1995 and $227,273 in June 1996 relating to the operations for the first quarter of 1996. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from the quarterly distributions. The General Partner expects to continue distributions for 1996 at approximately $227,000 per quarter, subject to the potential sale of the Brunswick Hotel in 1996.

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

   3.  Investment in Real Estate

       Investment in real estate consisted of the following as of June 30, 1996:

                                                              Building and
                          Property                 Land       Improvements      Total
                          --------                 ----       ------------      -----

        Brunswick Hotel and Conference Center    $ 285,000     $ 8,772,649   $ 9,057,649
        Less:  Accumulated Depreciation                  0       3,677,431     3,677,431
                                                ----------    ------------   -----------
        Total                                    $ 285,000     $ 5,095,217   $ 5,380,217
                                                ==========    ============   ===========

                         INDEPRO PROPERTY FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of June 30, 1996

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

    An impairment loss is recognized for assets in cases where the net realizable value is less than the carrying amount of the asset. In addition, assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that assets that are being held for sale should be reported at the lower of carrying amount or net realizable value. The remaining real estate property in the Partnership, the Brunswick Hotel and Conference Center, is currently being held for sale. Accordingly, this property has been reported at the lower of carrying amount or net realizable value. In addition, the Partnership has discontinued recording depreciation on this asset as of January 1, 1996. A retroactive adjustment was made in the June 30, 1996 financial statements to reflect this change.

4.  Cash Flow Information

    Net cash provided by operating activities reflects cash payments for interest of $22,326 and $24,684 respectively, during the six months ended June 30, 1996 and June 30, 1995.

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

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)

                                Part I, Item 2


          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Results of Operations

The Partnership's net income for the six months ended June 30, 1996 was $674,339, an increase of $284,129 from the same period of the prior year. This increase is primarily attributable to the implementation of Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that no depreciation be recognized on assets being held for sale. Since the Brunswick Hotel and Conference Center is currently being held for sale, the Partnership discontinued recording depreciation on this asset effective January 1, 1996. This change, which is included in the June 30, 1996 financial statements as a retroactive adjustment caused an increase in net income of $263,786 from the same period of the prior year. In addition, the Partnership received a refund on real estate taxes of $64,040 which also had a positive impact on net income. These increases were partially offset by a slight decline in gross profit from operations of the Brunswick Hotel in comparison with the same period of the prior year.

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel increased from $381,229 for the six months ended June 30, 1995 to $691,022 for the six months ended June 30, 1996, primarily due to the fact that depreciation has been discontinued on the Brunswick Hotel, since it is currently being held for sale. In addition, a refund of $64,040 was received from a successful appeal of the real estate taxes on the hotel for years 1989 through 1992. The $64,040 represents the portion of the refund related to taxes paid to the school district. In addition, approximately $7,000 was received in July, 1996 related to county taxes and another approximately $22,000 is expected to be received related to city taxes. Excluding the effect of the depreciation and the real estate tax refund, the operations of the Brunswick Hotel declined by $10,429. This decline was primarily attributable to the operations of the adjacent mall. The Hotel's lease with the United Artist Theater (which was located in the mall) expired in November, 1995 and the operators of the theater did not extend their lease. This factor caused a decline in revenues of $20,550 from the six months ended June 30, 1995 to the six months ended June 30, 1996.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (continued)


In addition, the U.S. Government's Office of Personnel Management (OPM) had a contract for the provision of food, rooms and conference facilities for OPM's training sessions which extended through May, 1996.

OPM and the Brunswick Hotel entered into a new agreement which commenced May 1, 1996 and expires September 30, 1997. The initial rate per participant is $74.30 with additional charges for certain other expenses. The agreement gives OPM four one year renewal options, with increases in the daily per participant charge based upon increases in the Consumer Price Index for the Northeast Region. OPM has booked approximately 23,600 room nights for the period January 1, 1996 to September 30, 1996. Historically, OPM has canceled less than 5% of rooms booked.

In October, 1995, OPM mailed a solicitation for offers to the Hotel and other interested parties for a ten year contract which could commence as early as September, 1997. OPM revised the solicitation for offers in April, 1996 from a term of ten years to fifteen years and also reduced the initial rooms requirement by twenty percent. The Brunswick Hotel was one of three finalists selected for bidding on the OPM contract; however, in June, 1996, the contract was awarded to Ken Lowe Management Company of Shepherdstown, West Virginia. Ken Lowe will build a new training facility with hotel rooms and dining areas on what is now vacant land in Shepherdstown, West Virginia. In a debriefing session with members of the OPM selection committee, the General Partner and Brunswick Hotel management staff were told that a new "to be built" facility was the primary reason for choosing an alternate site. OPM is anticipating the new facility will be complete between October, 1997 and March, 1998 and management expects to lose the significant business provided by OPM when the new facility opens. The loss of business associated with the OPM contract will result in a significant decline in revenues and cash flows unless and until the Brunswick Hotel can be repositioned to attract other business. This decline is not expected to occur until the fourth quarter of 1997 or the first quarter of 1998. Elmhurst Hospitality Management Company and the general manager of the hotel are contacting other government agencies as possible replacements for the OPM business.



Liquidity and Capital Resources

As of June 30, 1996, the Partnership had cash and cash equivalents totaling $930,908, in comparison with $967,574 at December 31, 1995 and $549,805 at
June 30, 1995. The changes in cash are due to the changes in cash provided by operations of the Brunswick Hotel.

Since 1989, competition to the Hotel has increased dramatically as more than ten new hospitality facilities have opened, adding many additional new rooms to the marketplace. In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continued through 1995. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. During 1993 and 1994, the Hotel spent approximately $690,000 to install a complete sprinkler system in all guest rooms and common areas, and to replace bedding, carpet, and other room fixtures. Approximately $121,000 was spent in 1995 for the continued upgrading of the Hotel rooms. The General Partner has budgeted approximately $154,132 to be spent in 1996 for capital improvements, $22,544 of which was spent in the six months ended June 30, 1996. The balance of the improvements budget for 1996 is anticipated to be completed by December 31, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Mall. Approximately $791,443 has been advanced under this note, which has a balance of $499,310 at June 30, 1996.

The Brunswick Hotel is the sole remaining property owned by the Partnership. The General Partner has engaged the Grubb and Ellis Hospitality Group to assist in the marketing and sale of the Brunswick Hotel. Although several offers have been submitted from prospective purchasers since the marketing and sale effort began, none of the prospects has demonstrated an ability to complete the purchase and sale transaction to date. The General Partner is still hopeful that a sale will be completed in 1996, although no assurances can be made. In accordance with the Partnership Agreement, the Partnership is expected to be dissolved upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis.

        Distributions

Indepro Property Fund I, L.P. made a distribution of $227,274 in March 1996 relating to the operating results for the fourth quarter of 1995 and a distribution of $227,274 in June 1996 related to the operating results for the first quarter of 1996. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from the quarterly distributions. The General Partner expects to continue distributions for 1996 at approximately $227,000 per quarter, subject to the potential sale of the Brunswick Hotel in 1996.

The General Partner is obligated under the terms of the Partnership agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of June 30, 1996, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,077,526. The Partnership had cash of $930,908 at June 30, 1996. If the General Partner distributed this cash, the Limited Partners' share would have been $724,346, which would have reduced the amount of this obligation to $2,353,180. The General Partner has cash of $2,245,524, demand notes of $1,400,000, and would have $206,562 of its share of Partnership cash for a total of $3,852,086 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. In addition to its various initiatives to improve the financial condition of the Partnership as discussed herein, the General Partner is considering the potential benefits and liabilities, and their impact on the Limited Partners, of sale of the Brunswick Hotel, the sole remaining property in the Partnership, and the ultimate dissolution and liquidation of the Partnership. The Hotel is currently listed for sale with Grubb and Ellis.

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

                         INDEPRO PROPERTY FUND I, L.P.
                       (A Delaware Limited Partnership)

                                    PART II

                               OTHER INFORMATION


ITEM 1.     Legal Proceedings

               As of June 30, 1996, the Partnership was not a party to any pending legal proceeding. However, Hotel Brunswick, Inc. and Indepro Property Fund I, Corp. have been named as defendants in a complaint filed November 16, 1995 by Elwood Corbett, Plaintiff. On November 27, 1993, the Plaintiff was a non-paying guest at the Hotel who had received a complimentary room as a bus driver for a group of visitors to the property from New York. The complaint alleges that the Plaintiff slipped and fell in his guest room and further alleges that the Defendants are liable for failure to provide adequate safety measures. The Defendants have filed an answer to the complaint and deny any liability for the alleged occurrence. The liability insurance carrier for the property has engaged legal counsel to represent the Defendants and the outcome of this litigation is not anticipated to have any material impact on the financial condition or results of operations of the Partnership.

ITEM 2.     Changes in Securities

                  None

ITEM 3.     Defaults Upon Senior Securities

                  Not applicable

ITEM 4.     Submission of  Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.     Other Information

               Reference is made to the discussion of the Registrant's contractual arrangements with the Office of Personnel Management ("OPM") in `Management's Discussion and Analysis of Financial Condition Results of Operations' and the likely future adverse effects of OPM's intended course of action.

ITEM 6.     Exhibits and Reports on Form 8 - K

                No reports were filed on Form 8 - K during the quarter ended
                  June 30, 1996.

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


                                     INDEPRO PROPERTY FUND I, L.P.


                                           By:  Indepro Property Fund I Corp.,
                                                    General Partner

                                           By:   /s/ Wayne L. Harris
                                              -----------------------
                                                    Wayne L. Harris
                                                    Vice President



Date:  August 12, 1996                     By: /s/ Ann M. Strootman
                                           ------------------------
                                                    Ann M. Strootman
                                                    Controller