Form 10-Q
period 1996-09-30
INDEPRO PROPERTY FUND I LP
filed 1996-11-13
CIK 710982

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996   Commission File No.: 2-80756


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
                        YES      X        NO
                            ------------      ------------


 There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of September 30, 1996.
                                                          .

                          INDEPRO PROPERTY FUND I, L.P.
                          INDEX OF FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets, as of September 30, 1996
                  and December 31, 1995                                    3

         Consolidated Statements of Income, for the three and nine
                  months ended September 30, 1996 and 1995                 4

         Consolidated Statement of Partners' Capital for the nine
                  months ended September 30, 1996                          5

         Consolidated Statements of Cash Flows, for the nine months
                  ended September 30, 1996 and 1995                        6

         Notes to Consolidated Financial Statements                      7-8


      Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          9-12

Part II - Other Information                                               13

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1996 and December 31, 1995




                                                       SEPTEMBER 30  DECEMBER 31
                                                          1996           1995
                                                          ----           ----

                             Assets

Investments in real estate at cost (note 3)             $9,070,461   $9,035,105
Less:  Accumulated depreciation and amortization         3,677,432    3,677,432
                                                        ----------   ----------

Total investments                                        5,393,029    5,357,673

Cash and cash equivalents
                                                         1,105,389      967,574

Accounts receivable (net of allowance for doubtful
  accounts of $3,371 in 1996 and $16,730 in 1995)          466,848      293,472
Prepaid expenses and other assets (net of accumulated
  amortization of $6,250 in 1996 and $4,750 in 1995)       117,572       99,465
                                                        ----------   ----------
                          Total Assets                  $7,082,838   $6,718,184
                                                        ==========   ==========

                Liabilities and Partners' Capital

Notes payable                                              480,293      536,258
Capital lease obligation                                     3,460       12,428
Due to general partner and affiliates                       62,576       45,530
Accrued liabilities                                        130,915      187,214
Advance deposits                                             9,194        4,786
                                                        ----------   ----------
                        Total Liabilities                  686,438      786,216
                                                        ----------   ----------
Partners' capital                                        6,396,400    5,931,968
                                                        ----------   ----------
             Total liabilities and partners' capital    $7,082,838   $6,718,184
                                                        ==========   ==========













               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
         For the three and nine months ended September 30, 1996 and 1995


                                         Three months      Three months      Nine months       Nine months
                                            Ended             Ended             Ended             Ended
                                        Sept. 30, 1996    Sept. 30, 1995    Sept. 30, 1996    Sept. 30, 1995
                                        --------------    --------------    --------------    --------------
          Income

Hotel revenues                           $ 1,260,359        $ 1,294,317       $ 3,500,051        $ 3,548,928
Hotel cost of revenues                       455,829            476,597         1,330,489          1,337,599
                                         -----------        -----------       -----------        -----------
Gross profit from hotel operations           804,530            817,720         2,169,562          2,211,329
Investment income                             10,718              4,139            28,739             53,411
                                         -----------        -----------       -----------        -----------

Total income                                 815,248            821,859         2,198,301          2,264,739
                                         -----------        -----------       -----------        -----------

               Expenses

Property operating expenses                  262,905            255,476           780,380            749,254
Depreciation and amortization                    500            133,762             1,500            398,441
Real estate taxes                             48,759             51,815           103,665            171,056
Administrative                                (7,883)            32,512            30,834             69,181
Repairs and maintenance                       22,973             24,721            72,391             80,790
Insurance                                      4,249             13,001            40,450             50,425
Provision for doubtful accounts                1,362              1,730            (9,759)            10,212
Write-off of other assets                       --                 --                --               10,720
Interest expense                              10,471             12,292            32,589             37,898
                                         -----------        -----------       -----------        -----------

Total expenses                               343,336            525,308         1,052,050          1,577,977
                                         -----------        -----------       -----------        -----------

Net Income                               $   471,912        $   296,552       $ 1,146,251        $   686,762
                                         ===========        ===========       ===========        ===========

Net income allocated to Limited
Partners                                 $   467,193        $   293,586       $ 1,134,788        $   679,894

Net income allocated to General
 Partner                                       4,719              2,966            11,463              6,868
                                         -----------        -----------       -----------        -----------
                                         $   471,912        $   296,552       $ 1,146,251        $   686,762
                                         ===========        ===========       ===========        ===========

Net income per Limited Partnership
  interests outstanding (30,000)         $        16        $        10       $        38        $        23
                                         ===========        ===========       ===========        ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  For the nine months ended September 30, 1996



                                                                        Limited
                                                         General      Partnership
                                                         Partner         Units           Total
                                                      ----------      ----------      ----------

Partners' capital at January 1, 1996                     754,702       5,177,266       5,931,968

Net income for the quarter ended March 31, 1996              457          45,217          45,674
Cash distributions from operations                       (22,727)       (204,547)       (227,274)
                                                      ----------      ----------      ----------

Partners'  capital at March 31, 1996                     732,432       5,017,936       5,750,368
Net income for the quarter ended June 30, 1996             6,287         622,378         628,665
Cash distributions from operations                       (22,727)       (204,546)       (227,273)
                                                      ----------      ----------      ----------

Partners' capital at June 30, 1996                       715,992       5,435,768       6,151,760

Net income for the quarter ended September 30, 1996        4,719         467,193         471,912
Cash distributions from operations                       (22,727)       (204,545)       (227,272)
                                                      ----------      ----------      ----------

Partners' capital at September 30, 1996               $  697,984     $ 5,698,416     $ 6,396,400
                                                      ==========     ===========     ===========























               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1996 and 1995

                                                           Nine months        Nine months
                                                              Ended               Ended
                                                          Sept. 30, 1996     Sept. 30, 1995
                                                          --------------     --------------
Cash flows from operating activities:

 Net income                                                $ 1,146,251         $   686,762
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                  1,500             398,441
  Write-off of other assets                                       --                10,720
 Change in assets and liabilities:
  Increase in accounts receivable                             (173,376)           (150,149)
  Increase in prepaid expenses                                 (19,607)            (13,062)
  Decrease in accrued liabilities                              (56,299)            (44,591)
  Increase in advance deposits                                   4,408               4,245
  Increase (decrease) in amounts due to general
     partner and affiliates                                     17,046             (82,414)
                                                           -----------         -----------
Net cash provided by (used in) operating activities            919,923             809,952
                                                           -----------         -----------
Cash flows from investing activities:

  Additions to real estate                                     (35,356)            (77,782)
                                                           -----------         -----------
Net cash provided by (used in) investing activities            (35,356)            (77,782)
                                                           -----------         -----------

Cash flows from financing activities:

  Repayment of notes payable                                   (55,965)            (51,586)
  Repayment of capital lease obligation                         (8,968)             (8,159)
  Distributions to partners from operations                   (681,819)           (681,822)
  Distributions to partners from reserves                         --            (1,515,152)
                                                           -----------         -----------
Net cash (used in) financing activities                       (746,752)         (2,256,719)
                                                           -----------         -----------

Net increase (decrease) in cash and cash equivalents           137,815          (1,524,549)

Cash and cash equivalents, beginning of period                 967,574           2,226,528
                                                           -----------         -----------

Cash and cash equivalents, end of period                   $ 1,105,389         $   701,979
                                                           ===========         ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1996



 1.  General

      The preceding unaudited financial information sets forth the operations of Indepro Property Fund I, L.P. for the nine months ended September 30, 1996. In the opinion of Management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine months ended September 30, 1996.

      Footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10-K. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1995.

   2.  Partners' Capital

       Indepro Property Fund I, L.P. made distributions of $227,274 in March 1996 relating to the operations for the fourth quarter of 1995, $227,273 in June 1996 relating to the operations for the first quarter of 1996 and $227,272 in September, 1996 relating to the operations of the second quarter of 1996. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from the quarterly distributions. The General Partner expects to continue distributions for 1996 at approximately $227,000 per quarter.

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

   3.  Investment in Real Estate

       Investment in real estate consisted of the following as of September 30, 1996:

                                                                       Building and
                          Property                         Land        Improvements        Total
                          --------                         ----        ------------        -----
        Brunswick Hotel and Conference Center            $ 285,000        $ 8,785,461   $ 9,070,461
        Less:  Accumulated Depreciation                          0          3,677,432     3,677,432
                                                       -----------   ----------------   -----------
        Total                                            $ 285,000        $ 5,108,029   $ 5,393,029
                                                       ===========   ================   ===========

                                       7


                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1996

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

    Effective April 1, 1996, the Partnership adopted Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that assets that are being held for sale should be reported at the lower of carrying amount or net realizable value. The remaining real estate property in the Partnership, the Brunswick Hotel and Conference Center, is currently being held for sale. Accordingly, this property has been reported at the lower of carrying amount or net realizable value. In addition, the Partnership has discontinued recording depreciation on this asset as of January 1, 1996.

4.  Cash Flow Information

    Net cash provided by operating activities reflects cash payments for interest of $32,840 and $38,028 respectively, during the nine months ended September 30, 1996 and September 30, 1995.

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

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)

                                 Part I, Item 2


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

The Partnership's net income for the nine months ended September 30, 1996 was $1,146,251, an increase of $459,489 from the same period of the prior year. This increase is primarily attributable to the adoption of Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that no depreciation be recognized on assets being held for sale. Since the Brunswick Hotel and Conference Center is currently being held for sale, the Partnership discontinued recording depreciation effective January 1, 1996. This change caused an increase in net income of $396,941 from the nine months ended September 30, 1995 over the nine months ended September 30, 1996. In addition, the Partnership received a refund on prior years' real estate taxes of approximately $93,000 which also had a positive impact on net income. These increases were partially offset by a slight decline in gross profit from operations of the Brunswick Hotel in comparison with the same period of the prior year.

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel increased from $691,290 for the nine months ended September 30, 1995 to $1,162,715 for the nine months ended September 30, 1996, primarily due to the fact that depreciation has been discontinued on the Brunswick Hotel, since it is currently being held for sale. In addition, a refund of approximately $93,000 was received from a successful appeal of the real estate taxes on the hotel for years 1989 through 1992. Excluding the effect of the depreciation and the real estate tax refund, the operations of the Brunswick Hotel decreased by $18,559. Room revenue is down by approximately $42,938 for the nine months ended September 30, 1996 compared to the same period from the prior year due to a decline in average occupancy rates from 77.3% to 75.1%, while food and beverage revenues increased by $4,812. In addition, revenues from the mall decreased by approximately $32,750 from the prior year due to the fact that the Hotel's lease with the United Artist Theater (which was located in the mall) expired in November, 1995 and the operators of the theater did not extend their lease. The decline in revenues was offset by a decrease in expenses for the nine months ended September 30, 1996 in comparison with the same period of the prior year. Total operating expenses attributable to the Brunswick Hotel and Conference Center decreased by $52,317, of which approximately $19,970 relates to the provision for uncollectible accounts. This decrease is due to the excellent collection experience as a result of the government and group clients providing the majority of the Hotel's business. In addition, during the nine months ended September 30, 1995, loan fees associated with the previous mortgage on the Brunswick Hotel and Conference Center were written off in the amount of $10,720. Also, state income taxes associated with the operations of Hotel Brunswick, Inc., a subsidiary of the Partnership, decreased by $25,687 due to the ability to use prior year suspended loss carryforwards in computing the taxes owed.

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

In October 1990, the Partnership contracted with two agencies of the U.S. Government to provide training facilities and rooms. The Department of Defense (the Army) has guaranteed a minimum of 11,000 room nights per year of the agreement. The current agreement grants to the Army two one-year options expiring on September 30, 1998. The first one-year option through September 30, 1997 has been exercised. The Army has booked approximately 12,300 room nights for the fiscal year ended September 30, 1997. The lease is terminable by the Army at any time by giving at least sixty days prior written notice, subject to the guarantee provisions in the lease.

In addition, the U.S. Government's Office of Personnel Management (OPM) had a contract for the provision of food, rooms and conference facilities for OPM's training sessions which extended through May, 1996.

OPM and the Brunswick Hotel entered into a new agreement which commenced May 1, 1996 and expires September 30, 1997. The initial rate per participant is $74.30 with additional charges for certain other expenses. The agreement gives OPM four one year renewal options, with increases in the daily per participant charge based upon increases in the Consumer Price Index for the Northeast Region. OPM is anticipated to account for approximately 22,000 room nights for the fiscal year ending September 30, 1997.

In October, 1995, OPM mailed a solicitation for offers to the Hotel and other interested parties for a ten year contract which could commence as early as September, 1997. OPM revised the solicitation for offers in April, 1996 from a term of ten years to fifteen years and also reduced the initial rooms requirement by twenty percent. The Brunswick Hotel was one of three finalists selected for bidding on the OPM contract; however, in June, 1996, the contract was awarded to Ken Lowe Management Company of Shepherdstown, West Virginia. Ken Lowe will build a new training facility with hotel rooms and dining areas on what is now vacant land in Shepherdstown, West Virginia. In a debriefing session with members of the OPM selection committee, the General Partner and Brunswick Hotel management staff were told that a new "to be built" facility was the primary reason for choosing an alternate site. OPM is anticipating the new facility will be complete between October, 1997 and March, 1998 and management expects to lose the significant business provided by OPM when the new facility opens. The loss of business associated with the OPM contract will result in a significant decline in revenues and cash flows unless and until the Brunswick Hotel can be repositioned to attract other business since OPM accounts for approximately 22,000 of the approximately 60,000 total room nights sold at the Hotel annually. This decline is not expected to occur until the fourth quarter of 1997 or the first quarter of 1998. Elmhurst Hospitality Management Company and the general manager of the hotel are contacting other government agencies as possible replacements for the OPM business.

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 1996, the Partnership had cash and cash equivalents totaling $1,105,389, in comparison with $967,574 at December 31, 1995 and $701,979 at
September 30, 1995. The increases are due to cash provided by operations of the Brunswick Hotel.

Since 1989, competition to the Hotel has increased dramatically as more than ten new hospitality facilities have opened, adding many additional new rooms to the marketplace. In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continued through 1995. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, replacement of the boiler and laundry equipment, and installion of a complete sprinkler system in all guest rooms and common areas. The General Partner has budgeted approximately $154,132 to be spent in 1996 for capital improvements, $35,356 of which was spent in the nine months ended September 30, 1996. The balance of the improvements budget for 1996 is anticipated to be completed by December 31, 1996 and includes renovation of the Hotel elevators and HVAC additions in the lower level mall area.

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Conference Center. Approximately $791,443 has been advanced under this note, which has a balance of $480,293 at September 30, 1996.

The Brunswick Hotel is the sole remaining property owned by the Partnership. The General Partner had engaged the Grubb and Ellis Hospitality Group to assist in the marketing and sale of the Brunswick Hotel. Although several offers have been submitted from prospective purchasers since the marketing and sale effort began, none of the prospects has demonstrated an ability to complete the purchase and sale transaction to date. The listing agreement with Grubb and Ellis (including several extensions) expired and the General Partner will not provide any further extensions. The General Partner is exploring alternative marketing ideas for the sale of the Hotel and it has received a proposal and interviewed additional parties to assist in the re-marketing effort. In accordance with the Partnership Agreement, the Partnership is expected to be dissolved upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis.

        Distributions

Indepro Property Fund I, L.P. made a distribution of $227,274 in March 1996 relating to the operating results for the fourth quarter of 1995, a distribution of $227,274 in June 1996 related to the operating results for the first quarter of 1996, and a distribution of $227,272 in September 1996 related to the operating results for the second quarter of 1996. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from the quarterly distributions. The General Partner expects to continue distributions for 1996 at approximately $227,000 per quarter.

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

The General Partner is obligated under the terms of the Partnership agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of September 30, 1996, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,082,483. The Partnership had cash of $1,105,389 at September 30, 1996. If the General Partner distributed this cash, the Limited Partners' share would have been $860,111, which would have reduced the amount of this obligation to $2,222,372. The General Partner has cash of $2,309,550, demand notes of $1,400,000, and would have $245,278 of its share of Partnership cash for a total of $3,954,828 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. In addition to its various initiatives to improve the financial condition of the Partnership as discussed herein, the General Partner is considering the potential benefits and liabilities, and their impact on the Limited Partners, of sale of the Brunswick Hotel, the sole remaining property in the Partnership, and the ultimate dissolution and liquidation of the Partnership. The General Partner had engaged the Grubb and Ellis Hospitality Group to assist in the marketing and sale of the Brunswick Hotel. The listing agreement with Grubb and Ellis (including several extensions) expired and the General Partner will not provide any further extensions. The General Partner is currently exploring alternative marketing ideas for the sale of the Hotel and has interviewed additional parties to assist in the re-marketing effort.

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

                          INDEPRO PROPERTY FUND I, L.P.
                        (A Delaware Limited Partnership)

                                     PART II

                                OTHER INFORMATION


ITEM 1.     Legal Proceedings

                As of September 30, 1996, the Partnership was not a party to any pending legal proceeding. However, Hotel Brunswick, Inc. and Indepro Property Fund I, Corp. have been named as defendants in a complaint filed November 16, 1995 by Elwood Corbett, Plaintiff. On November 27, 1993, the Plaintiff was a non-paying guest at the Hotel who had received a complimentary room as a bus driver for a group of visitors to the property from New York. The complaint alleges that the Plaintiff slipped and fell in his guest room and further alleges that the Defendants are liable for failure to provide adequate safety measures. The Defendants have filed an answer to the complaint and deny any liability for the alleged occurrence. The liability insurance carrier for the property has engaged legal counsel to represent the Defendants and the outcome of this litigation is not anticipated to have any material impact on the financial condition or results of operations of the Partnership.

ITEM 2.     Changes in Securities

                None

ITEM 3.     Defaults Upon Senior Securities

                Not applicable

ITEM 4.     Submission of  Matters to a Vote of Security Holders

                Not applicable

ITEM 5.     Other Information

                Reference is made to the discussion of the Registrant's contractual arrangements with the Office of Personnel Management ("OPM") in `Management's Discussion and Analysis of Financial Condition -- Results of Operations' and the likely future adverse effects of OPM's intended course of action.

ITEM 6.     Exhibits and Reports on Form 8-K

                No reports were filed on Form 8-K during the quarter ended September 30, 1996.

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


                                       INDEPRO PROPERTY FUND I, L.P.


                                        By:  Indepro Property Fund I Corp.,
                                                 General Partner

                                        By:   /s/ Wayne L. Harris
                                              ------------------------
                                                 Wayne L. Harris
                                                 Vice President



Date:  November 12, 1996                By: /s/ Ann M. Strootman
                                            ------------------------
                                                 Ann M. Strootman
                                                 Controller