Form 10-K
period 1996-12-31
INDEPRO PROPERTY FUND I LP
filed 1997-03-31
CIK 710982

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - K


                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 1996   Commission File No.: 2-80756


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

           Securities registered pursuant to Section 12(b)of the Act:
                                      None

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

                      YES ___X___               NO _______


There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of March 1, 1997

                                     PART I
Item 1.  Business
-----------------

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


The Registrant sold $15,000,000 of limited partnership interests (30,000 Limited Partnership Units) to the public from March 16, 1983 through June 1, 1983 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-80756). From 1987 to 1989, the General Partner purchased 6,421 Limited Partnership Units (see Item 5). The Registrant is engaged solely in the business of real estate investment having used the net offering proceeds to acquire real property investments (see Item 2). The Registrant's sole remaining property is the Brunswick Hotel located in Lancaster, Pennsylvania. The General Partner is actively marketing the Hotel for sale. In accordance with the Partnership Agreement, the Partnership is expected to dissolve upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis. For more information regarding the Registrant's operations, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Sources of Business

A portion of the business at the Brunswick Hotel is generated from bus tours visiting the various tourist attractions in the Lancaster, Pennsylvania area. The majority of the tour business occurs in the summer months and again in October when the foliage in the area begins to change colors. Tour groups accounted for 5,566 of the 59,341 room nights sold in 1996 and 4,737 of the 60,373 room nights sold in 1995 at the hotel.


The U.S. Government is the largest user of room nights at the Brunswick Hotel and provides the majority of the revenues generated by the property. The Office of Personnel Management (OPM) and the U.S. Army are the primary government agencies contracting for business with the Brunswick Hotel and each agency provides a substantial number of room nights annually. In June, 1996, OPM notified the General Partner it would not be renewing its contract effective June, 1998. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the U.S. Government business and a summary of room nights occupied by the U.S. Government for the three year period ending December 31, 1996.

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


Competition

The Brunswick Hotel is subject to competition from other comparable properties in its real estate market. For further information regarding the property and comparisons with the area market, see Item 2 "Property". The hotel business continues to suffer from a general oversupply of properties nationwide, although occupancy levels and average daily rates have improved nationally over the past year. The Lancaster, Pennsylvania market where the Brunswick Hotel is located has not escaped this problem on a local basis. The Partnership believes the Hotel's rental rates for the tourist and corporate markets are competitive with the rates of surrounding facilities. For government business the Hotel competes through better service because of the availability of upgraded meeting and conference facilities, and a willingness to provide lower competitive pricing alternatives to major governmental users of hotel room nights. Due to the government business, the Brunswick Hotel has been able to maintain above market occupancy levels in recent years, although at a below market average daily rate. Because of OPM's determination not to renew its contract effective June 1998, the current year's operating results are unlikely to continue. For additional information on the competition and on government business, see Items 2 and 7.

Employees

The officers and employees of the General Partner and affiliates perform services for the Registrant. The Registrant does not have any full or part-time employees engaged in its operations.

                                     PART I

Item 2. Property
----------------

At December 31, 1996, the Registrant owned the property described below. This real property holding is subject to a mortgage encumbrance (see Notes 3 and 5 to the Consolidated Financial Statements).

Location                                Description of Property
                                       -------------------------

Lancaster, Pennsylvania...........      Brunswick Hotel and Conference Center:
                                        A 227 guest room hotel and office/
                                        conference center containing
                                        approximately 40,000 square feet
                                        located on approximately 1 acre.



The following is a listing of quarterly average occupancy rates for the Partnership's investment in the Brunswick Hotel for the year ended December 31, 1996:


                                         03/96     06/96      09/96     12/96

Brunswick Hotel and Conference Center    61.7%     81.0%      82.6%     66.9%


The following is a listing of occupancy rates for the Partnership's investments for the years:


                                    1996              1995             1994            1993             1992
                                    ----              ----             ----            ----             ----
                                Occ     Avg       Occ     Avg      Occ      Avg     Occ     Avg      Occ     Avg
           Property            Rate     Rate     Rate    Rate     Rate     Rate    Rate     Rate    Rate     Rate
                               ----     ----     ----    ----     ----     ----    ----     ----    ----     ----
Lincoln Oaks Apartments (a)     N/A      N/A      N/A     N/A      N/A       N/A    98%      $436    92%      $420
Brunswick Hotel and
  Conference Center (b)         73%     48.17     75%    $47.62    75%    $46.78    76%    $46.13    63%    $45.47


   (a) End of year occupancy rates. Average rates are the monthly rental rates for an unfurnished apartment. Lincoln Oaks Apartments were sold on June 22, 1994.

   (b) Average occupancy rates.  Rates represent average daily room rates.

The following summarizes the latest occupancy rates and average daily rates for the Registrant's property in comparison with the area market:


                                             Average
                                Occupancy   Occupancy
                                 Rate at     Rate in       Rooms at      Average Daily    Average Daily
           Property             Property       Area        Property    Rate at Property   Rate in Area
           --------             --------    ---------      --------    ----------------   -------------



Brunswick Hotel                    73%         63%           227            $ 48.17          $ 68.63
   Lancaster, PA  (1)


     (1) Brunswick Hotel information is based on hotel operating statements. Area information is based on information obtained from a report published by Smith Travel Research. All information is as of December 31, 1996.

                                     PART I


Item 3.  Legal Proceedings
--------------------------


As of December 31, 1996, the Registrant was not a party to any pending legal proceeding. However, Hotel Brunswick, Inc. and Indepro Property Fund I, Corp. had been named as defendants in a complaint filed November 16, 1995 by Elwood Corbett, Plaintiff. On November 27, 1993, the Plaintiff was a non-paying guest at the Hotel who had received a complimentary room as a bus driver for a group of visitors to the property from New York. The complaint alleged that the Plaintiff slipped and fell in his guest room and further alleged that the Defendants were liable for failure to provide adequate safety measures. In January 1997, this claim was settled for a nominal amount.



Item 4.  Submission of  Matters to a Vote of Security Holders
-------------------------------------------------------------

No matters were submitted to a vote of the Registrant's partners during the year ended December 31, 1996.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters
-------------------------------------------------------------------------
There has not been a public market for the Limited Partnership Interests since inception, and it is not anticipated that a public market for these interests will develop. On August 10, 1989, August 3, 1988 and July 30, 1987, the General Partner made presentment offers available to the Limited Partners, which offered each year to purchase up to 25% of the Limited Partnership Units outstanding. On the above-mentioned dates, the General Partner gave notice to the Limited Partners of the Presentment Value of their units approximating 85% of the amount which would have been distributable per unit to the Limited Partners assuming that the Partnership had sold all of its properties for their fair market value and had distributed the net sale proceeds in accordance with the Partnership Agreement. Each Limited Partner was able to sell all or any part of his units to the General Partner if the General Partner was notified in writing within 60 days after the date of the presentment notice. The following table summarizes the results of these offers.




                                                                              Number of
                                                      Number of Units         Investors         Date of         Aggregate
Date of Offer     Expiration Date     Offer Price         Tendered         Tendering Units      Purchase     Purchase Price
-------------     ---------------     -----------         --------         ---------------      --------     --------------

   8/10/89             9/29/89       $    325.32              1,235                   60        10/12/89        $  401,770
   8/03/88             9/30/88       $    312.98              1,913                   64        10/13/88        $  598,731
   7/30/87             9/28/87       $    316.66              3,273                   99        10/12/87        $1,036,428
                                                              -----                  ---                        -----------
                                                              6,421                  223                        $2,036,929
                                                              =====                  ===                        ==========


As of December 31, 1996, there were 874 holders of record of partnership interests in the Registrant not including the General Partner's interest. The General Partner does not currently intend, nor is it obligated to make any future presentment offers available to the Limited Partners.


A return of capital distribution was made in 1989 upon the sale of LaMancha Apartments. This distribution amounted to $16.92 per unit. In addition, a return of capital distribution was made on July 28, 1994 following the sale of Lincoln Oaks Apartments. This distribution amounted to $97.38 per unit.

Cash distributions from operations, as set forth below, were made to the Partners of the Registrant during the years ended December 31, 1996 and 1995.

                                                           Per
                                                         Limited
                 Date of              Amount of        Partnership       General Partner 1%
              Distribution          Distribution          Unit           Distributive Share
              ------------          ------------       -----------       ------------------

                  1995
                -------
                3/13/95            $   227,273           $   7.50        $    2,273
                5/11/95            $   227,273           $   7.50        $    2,273
                5/15/95            $ 1,515,152           $  50.00        $   15,152
                8/18/95            $   227,273           $   7.50        $    2,273
               12/07/95            $   227,273           $   7.50        $    2,273


                  1996
                -------
                3/27/96            $   227,273           $   7.50        $   2,273
                6/10/96            $   227,273           $   7.50        $   2,273
                9/20/96            $   227,273           $   7.50        $   2,273
               12/20/96            $   227,273           $   7.50        $   2,273



                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters (continued)
------------------


The General Partner made one distribution of $227,273 ($7.50 per unit) in March 1997 related to fourth quarter 1996 operations. In addition, it is anticipated that quarterly distributions will continue at the same level in 1997 subject to the potential sale of the Brunswick Hotel in 1997. However, the level of distributions beyond 1997 will be dependent upon the Hotel's success in replacing the lost OPM business. In accordance with the Partnership agreement, the Partnership is expected to be dissolved upon the sale of its last remaining property unless any portion of the purchase price is payable on a deferred basis.

In 1992, the Commonwealth of Pennsylvania began requiring the withholding of Pennsylvania state income taxes from distributions to non-Pennsylvania resident Limited Partners. Therefore, the General Partner withheld estimated Pennsylvania state income taxes and remitted them to the Commonwealth of Pennsylvania for 1993 through 1996 taxable income. Pennsylvania state income taxes will be withheld from all future distributions.

Item 6.  Selected Financial Data
--------------------------------

                                                                For the years ended December 31,

                                                1996            1995           1994           1993          1992
                                                ----            ----           ----           ----          ----


Gross profit from hotel operations              $2,784,266    $ 2,833,071     $2,815,834     $2,949,701    $2,501,314
Net income                                       1,358,856        775,464      2,144,691        929,068       681,422
  Per Limited Partnership Interest
  outstanding (30,000 units)                            45             26             71             31            22
Ordinary taxable income                            940,944        724,821        971,134        908,603       599,830
  Per Limited Partnership Interest
  outstanding (30,000 units)                            31             24             32             30            20
Section 1231 tax gain                                    -              -      1,903,227              -             -
  Per Limited Partnership Interest
  outstanding (30,000 units)                             -              -             63              -             -
Cash and short term investments                  1,217,068        967,574      2,226,528      2,257,939     1,384,110
Total investment properties, net
  of accumulated depreciation                    5,464,835      5,357,673      5,768,756      5,936,526     5,831,733
Total assets                                     7,080,520      6,718,184      8,531,028     10,477,408     9,706,567
Notes payable and other financing                  461,108        548,686        629,252        703,249       649,152
Distributions to Limited Partners
  from operations                                  900,000      2,400,000      1,125,000        300,000       187,501
  Per Limited Partnership Interest
  outstanding (30,000 units)                            30             80             38             10             6
Distributions to Limited Partners
  from liquidation of joint venture                      -              -      2,921,395              -             -
  Per Limited Partnership Interest
  outstanding (30,000 units)                             -              -             97              -             -

Properties owned on December 31                          1              1              1              2             2


Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations

The Partnership's net income for the year ended December 31, 1996 was $1,358,856, an increase of $583,392 from 1995. This increase is primarily attributable to the adoption of Statement of Financial Accounting Standards 121,"Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with this Statement, the Brunswick Hotel and Conference Center is currently being classified as held for sale, and therefore the Partnership discontinued recording depreciation effective January 1, 1996. As a result of lower depreciation expenses, net income increased in 1996 by $532,455 over 1995 levels. The Partnership's net income for 1995 of $775,464 reflected a decrease of $1,369,227 from 1994, which was attributable to the effects of the sale of Lincoln Oaks Apartments in 1994. A gain of $1,434,295 was recognized from this sale in 1994.

Brunswick Hotel and Conference Center
-------------------------------------

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel has fluctuated from $821,400 in 1994 to $800,252 in 1995 to $1,405,953 in 1996. The increase in income attributable to the Brunswick Hotel of $605,701 from the year ended December 31, 1995 to the year ended December 31, 1996 is primarily due to the fact that depreciation has been discontinued on the Brunswick Hotel, since it is currently being held for sale. In addition, a refund of approximately $93,000 was received from a successful appeal of the real estate taxes on the Hotel for years 1989 through 1992. Excluding the effects of the depreciation and the real estate tax refund, the operations of the Brunswick Hotel decreased by approximately $19,754 from 1995 to 1996. Overall, hotel revenues decreased by $58,190 in 1996 due to a decline in average occupancy from 74.5% in 1995 to 73.2% in 1996, partially offset by slightly higher average room rates. In addition, the revenues from the adjacent mall declined by $36,975 from 1995 to 1996. The Hotel's lease with the United Artist Theater (which was located in the mall) expired in November 1995 and the operators of the theater did not extend their lease. Lower revenues were partially offset by lower expenses. Specifically, costs of sales decreased by $9,435 in 1996 as compared to 1995, as a result of the decline in occupancy. In addition, other expenses related to operations of the Hotel have decreased by $48,755 in 1996 in comparison with 1995, primarily due to a decrease in the incentive management fee expense of $24,760 as a result of the decline in occupancy at the Hotel and a decrease in state income taxes associated with the operations of Hotel Brunswick, Inc., a subsidiary of the Partnership. These taxes decreased due to the ability to use prior year suspended loss carryforwards in computing the taxes owed.

The decrease in income related to the operations of the Brunswick Hotel and Conference Center from 1994 to 1995 of $21,148 was primarily attributable to a slightly lower occupancy rate in 1995 (74.5% in 1995 compared to 75.3% in 1994.) Revenues in 1995 from the Government business were lower than anticipated due to the OPM and Army's temporary inability to obtain appropriated funds due to the federal government shutdown.

The following is a breakdown of occupancy attributable to each major segment, based on room nights sold for each of the three years in the period ending December 31:

                                            1996                        1995                          1994

                                        Room Nights                 Room Nights                   Room Nights
                                            Sold           %            Sold           %              Sold             %
                                                          ---                         ---                             ---

U.S. Government                               35,857      60%            38,785       64%              39,878         65%
Tourist, Corporate and Others                 23,484      40%            21,588       36%              21,135         35%
                                              ------                     -------                       ------
Total Room Nights Sold                        59,341                     60,373                        61,013

Room nights attributable to the U.S. Government business decreased in 1996 due to slightly lower attendance at government classes, primarily from the Army. However, tourist and other room nights increased in 1996, as the General Partner began positioning the Hotel to attract more non-government business. Specifically, the Hotel has directly benefited through participation in several marketing programs. In 1996, the Tourist Bureau of Lancaster began an aggressive marketing campaign to attract new business to the Lancaster area, including the establishment of a toll-free reservation number. In addition, the Hotel received increased room reservations from its affiliation with Lexington Services, a nationwide hospitality reservation system which also uses a toll-free number.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(Continued)

Results of Operations (Continued)

Brunswick Hotel and Conference Center, continued
------------------------------------------------

Since the late 1980's, the Hotel has faced increased competition for tourist and corporate business from new hotels in the Lancaster area. In October 1990, the Partnership contracted with two agencies of the U.S. Government to provide training facilities and rooms. The Department of Defense (the Army) has guaranteed a minimum of 11,000 room nights per year of the agreement. The current agreement grants to the Army two one-year options expiring on September 30, 1998. The first one-year option through September 30, 1997 has been exercised. The U.S. Army has booked approximately 12,300 room nights for the fiscal year ended September 30, 1997. The lease may be terminated by the Army at any time by giving at least sixty days prior written notice, subject to the guaranty provisions in the lease.

In addition, the U.S. Government's Office of Personnel Management (OPM) had a contract for the provision of food, rooms and conference facilities for OPM's training sessions which extended through May, 1996. OPM and the Brunswick Hotel have entered into a new agreement which commenced May 1, 1996 and expires September 30, 1997. The initial rate per participant is $74.30 with additional charges for certain other expenses. The agreement gives OPM four one year renewal options, with increases in the daily per participant charge based upon increases in the Consumer Price Index for the Northeast Region. OPM is anticipated to account for approximately 22,000 room nights for the fiscal year ended September 30, 1997. In February, 1997, OPM extended its contract from October 1, 1997 through June 30, 1998.

In October 1995, OPM mailed a solicitation for offers to the Hotel and other interested parties for a ten year contract which could commence as early as September, 1997. OPM revised the solicitation for offers in April 1996 from a term of ten years to fifteen years and also reduced the initial rooms requirement by twenty percent. The Brunswick Hotel was one of three finalists selected for bidding on the OPM contract. However, in June 1996, the contract was awarded to Ken Lowe Management Company which will build a new training facility with hotel rooms and dining areas on what is now vacant land in Shepherdstown, West Virginia. In a debriefing session with members of the OPM Selection Committee, the General Partner and Brunswick Hotel management staff were told that a new "to be built" facility was the primary reason for choosing an alternate site. OPM is anticipating the new facility will be complete by June, 1998 and the General Partner expects to lose the significant business provided by OPM when the new facility opens. OPM has accounted for approximately 22,000 of the approximately 60,000 total room nights sold at the Hotel annually. The loss of business associated with the OPM contract will result in a significant decline in revenues and cash flows unless and until the Brunswick Hotel can be repositioned to attract other business. This decline is not expected to occur until early 1998. Elmhurst Hospitality Management Company and the General Manager of the hotel are pursuing other government agencies as possible replacements of the OPM business. In fact, management is in the process of responding to a request for proposals from the Graduate School of the USDA Career Development Program to provide up to 20,000 room nights per year for 4 years commencing May 1997, although there is no assurance that the General Partner will be successful in obtaining this business. In addition, the General Partner will likely increase marketing expenditures in 1997 to attract increased corporate and tourist business. The General Partner believes it can replace at least a portion of the lost OPM business in 1998 through these efforts.

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

Lincoln Oaks
------------
Lincoln Oaks Apartments (Phase I) in Fort Worth, Texas, was sold on June 22, 1994. Accordingly, no equity income was recognized for the years ended December 31, 1996 and 1995. Equity income for the year ended December 31, 1994 was $1,413,817, which reflected a gain of $1,434,295 from the sale of the apartments, partially offset by a loss of $106,620 related to the write off of the remaining balance of capitalized fees paid in connection with the acquisition of the Partnership's interest in the joint venture.

Item  7.  Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations (Continued)
---------------------------------


Liquidity and Capital Resources

As of December 31, 1996, the Partnership had cash and cash equivalents totaling $1,217,068, an increase of $249,494 from the same date of the previous year. The increase in cash is primarily attributable to the cash provided by operations of the Brunswick Hotel net of quarterly distributions to limited partners.

Cash provided by operations from the Hotel has decreased in 1996 to $1,291,291 from $1,506,699 in 1995, primarily due to collection of accounts receivable in 1995 related to 1994 business. The cash flow provided by operations of the Hotel in 1995 reflected an increase of $302,457 from the 1994 cash provided by operations of $1,204,242, for the same reason. Hotel Brunswick has continued to generate positive cash flow adequate to meet property operating needs and debt service. However, the General Partner expects that the termination of the OPM contract will have a significant impact on the cash flows of the Partnership in early 1998. This could impact future partner distributions until the Hotel attracts other business.

In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continued through 1996. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. During 1993 and 1994, the Hotel spent approximately $690,000 to install a complete sprinkler system in all guest rooms and common areas, and to replace bedding, carpet, and other room fixtures. Approximately $107,000 and $121,000 was spent in 1996 and 1995 for the continued upgrading of the Hotel rooms. The General Partner expects to make continued annual capital expenditures at similar levels to keep the Hotel competitively positioned in the marketplace.

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Conference Center. Approximately $791,443, which includes the $16,000 in loan fees has been advanced under this note. As of December 31, 1996, the outstanding balance on the promissory note was $460,728.


The Brunswick Hotel is now the sole remaining property owned by the Partnership. The General Partner had engaged the Grubb and Ellis Hospitality Group to assist in the marketing and sale of the Brunswick Hotel. Although several offers have been submitted from prospective purchasers since the marketing and sale effort began, most of the prospects have not demonstrated an ability to complete a purchase and sale transaction to date. In March 1997, the General Partner signed a letter of intent with a prospective purchaser to sell the Hotel, contingent upon the performance of certain actions by the purchaser and other conditions. If a sale agreement is consummated, closing is anticipated within 3 to 4 months. However, there is no assurance that this letter of intent will result in the ultimate sale of the property. The General Partner is exploring alternative marketing ideas for the sale of the Hotel in case the letter of intent does not result in a sale agreement. The General Partner will not provide any further extensions of the listing agreement with Grubb and Ellis. Indepro Corporation (the Advisor) will use the services of Aegis Realty Consultants to provide professional assistance and recommendations for the consideration of the General Partner in the management and disposition of the Hotel. In accordance with the Partnership Agreement, the Partnership is expected to be dissolved upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis.


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

Item  7.  Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations (Continued)
---------------------------------

Liquidity and Capital Resources (continued)


Distributions
-------------

Indepro Property Fund I, L.P. has made four distributions relating to the operations of the Partnership throughout 1996. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from these distributions. In addition, the General Partner made a distribution of $227,273 in March 1997 relating to the fourth quarter of 1996. It is anticipated that quarterly distributions will continue at the same level in 1997 subject to the potential sale of the Brunswick Hotel in 1997. However, the level of distributions beyond 1997 will be dependent upon the Hotel's success in replacing the lost OPM business.

The General Partner is obligated under the terms of the Partnership Agreement to make a capital contribution upon the Partnership's dissolution in an amount sufficient to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of December 31, 1996, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,087,434. The Partnership had cash of $1,217,068 at December 31, 1996. If the General Partner distributed this cash, the Limited Partners' share would have been $947,009, which would have reduced the amount of this obligation to $2,140,425. The General Partner has cash of $2,376,730, demand notes of $1,400,000, and would have $270,059 of its share of Partnership cash for a total of $4,046,789 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. As discussed above, the Partnership is continuing to pursue the sale of the Brunswick Hotel, the sole remaining property in the Partnership. If a desirable sale transaction can be completed, it would be followed by the dissolution and liquidation of the Partnership.


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

Item 8.  Consolidated Financial Statements and Supplementary Data
-----------------------------------------------------------------

See Index to Consolidated Financial Statements and Schedules on Page F-1 of Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                        RECONCILIATION OF INCOME BETWEEN
              CONSOLIDATED FINANCIAL STATEMENTS AND TAX INFORMATION

              For the years ended December 31, 1996, 1995, and 1994


                                                                         1996             1995            1994
                                                                    ---------------   --------------  -------------

Net income per Consolidated Statements of Income                        $1,358,856         $775,464     $2,144,691
                                                                    ---------------   --------------  -------------

Depreciation deducted for tax purposes less than (in
  excess of ) amounts expensed for consolidated financial
  statement purposes                                                     (361,413)          123,995         53,097


Joint venture tax income (loss) in excess of book income                         -                -        646,810

Income from wholly-owned subsidiary not
  included for tax purposes                                               (44,302)        (179,092)         (6,198)


Loss recognized on write off of Joint Venture
  advisor fee for consolidated financial statement
  purposes in excess of tax loss                                                 -                -         59,106

Loss on write off of other assets recognized for
  consolidated financial statement purposes in excess of                         -           10,720             -
  tax loss

Tax loss on the write off of investment in
  Lincoln Oaks Partnership                                                       -                -        (30,941)

Book/tax bad debt adjustment.  Section 481 holdback
  and specific charge-off differences                                     (12,197)           (6,266)         7,796
                                                                          --------          -------         -----

Total book to tax differences                                            (417,912)          (50,643)       729,670
                                                                      -----------      ------------    -----------

Net income reported on U.S. Partnership Return of Income              $   940,944      $    724,821    $ 2,874,361
                                                                      ===========      ============    ===========


                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                   RECONCILIATION OF PARTNERS' CAPITAL BETWEEN
              CONSOLIDATED FINANCIAL STATEMENTS AND TAX INFORMATION

              For the years ended December 31, 1996, 1995 and 1994



                                                                                  Cumulative Net
                                                             Cumulative Fees         Difference
                                           Balances per       Not Deducted            Between
                                           Consolidated      For Income Tax         Consolidated
                                            Financial         Purposes and           Financial         Balance Per
                                            Statements         Excess loss         Statements and      Tax Return
Partners' Capital Account                  Dec. 31 (A)         Transferred        Tax Information       Dec. 31.
-------------------------                  -----------         -----------        ---------------       --------

      1996

Total                                      $   6,381,733      $         28,849      $      (719,276)  $  5,691,306
                                           =============      =================     ===============   ============
General Partner                            $     759,200      $        945,313      $      (952,378)  $    752,135
                                           =============      ================      ===============   ============
Limited Partner                            $   5,622,533      $       (916,464)     $       233,102   $  4,939,171
                                           =============      ================      ===============   ============
Per Limited Partnership Interest (C)       $         187      $            (31)     $             8   $        165
                                           =============      ================      ===============   ============
     1995

Total                                      $   5,931,968      $        28,849       $      (301,364)   $  5,659,453
                                           =============      ===============       ===============    ============
General Partner                            $     754,702      $       945,313       $      (948,201)   $    751,814
                                           =============      ===============       ===============    ============
Limited Partner                            $   5,177,266      $      (916,464)      $       646,837    $  4,907,639
                                           =============      ===============       ===============    ============
Per Limited Partnership Interest (C)       $         173      $           (31)      $            22    $        164
                                           =============      ===============       ===============    ============

      1994

Total                                      $   7,580,746      $        28,849       $      (250,721)   $  7,358,874
                                           =============      ===============       ===============    ============
General Partner                            $     771,190      $       945,313       $      (947,693)   $    768,810
                                           =============      ===============       ===============    ============
Limited Partner                            $   6,809,557      $      (916,464)      $       696,971    $  6,590,064
                                           =============      ===============       ===============    ============
Per Limited Partnership Interest (C)       $         227      $           (31)      $            24    $        220
                                           =============      ===============       ===============    ============


(A) Per Consolidated Statements of Partners' Capital on Page F-6 of Form 10-K.

(B) For further information on 1996, 1995 and 1994, see Reconciliation of Income Between Consolidated Financial Statements and Tax Information included in Item 8 of Form 10-K on Page 12.

(C) Per interest computations represent amounts divided by the outstanding interests (30,000) at the end of the year.

Item 9.  Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------

There have been no reported disagreements on any matter of accounting principles or practices or consolidated financial statements disclosures.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The names, ages and business experience of the directors and executive officers of the General Partner of the Registrant as of December 31, 1996 were as follows:

         Name                Title              Age      Election Date

Ronald M. Pappas      President and Director    54       July 17, 1991
Wayne L. Harris       Vice President            37       December 3, 1991
Laura M. Ritzko       Secretary                 35       October 3, 1996
Ann M. Strootman      Controller                34       December 20, 1991
Richard F. Yoder      Director                  66       July 17, 1991

Ronald M. Pappas: President and Director since October 27, 1987; Vice President of Real Estate and Mortgages for Penn Mutual since 1984.


Wayne L. Harris: Vice President since December 3, 1991; Treasurer from July 17, 1990 to December 3, 1991; served with the Advisor in the following capacities:
Vice President since December 3, 1991; Acquisitions Officer from January 1, 1985 to December 3, 1991; Senior Financial Analyst from July 1, 1984 to January 1, 1985; Financial Analyst from November 16, 1981 to July 1, 1984; Investment Officer for Penn Mutual since January, 1990.

Laura M. Ritzko: Secretary since October 3, 1996; Secretary of Penn Mutual since December 13, 1996; Associate Secretary of Penn Mutual from September 20, 1996 to December 13, 1996; Assistant to the Chief of Staff at Penn Mutual from March 27, 1995 to September 20, 1996; Systems Analyst at Penn Mutual from February 21, 1991 to March 27, 1995.


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

                                    PART III

Item 11.  Executive Compensation
--------------------------------

The Registrant and General Partner have not and do not propose to compensate the officers or directors of the General Partner.

The General Partner is entitled to receive a partnership management fee equal to 1% of the Partnership's interest in its properties' annual gross rents and hotel revenues, not to exceed 2.5% of the Partnership's Distributable Cash (prior to payment of these fees) in any fiscal year. This fee totaled $22,727, $45,530, and $28,407, for the years ended December 31, 1996, 1995, and 1994, respectively.

Item 12.  Security of Certain Beneficial Owners and Management
--------------------------------------------------------------

         (a) No person owns or is known by the Registrant to own beneficially more than 5% of the outstanding limited partnership units of the Registrant except as set forth below:

                                        Name and Address of                  Amount and Nature of           Percent
        Title of Class                    Beneficial Owner                   Beneficial Ownership          of Class
        --------------                  -------------------                  --------------------          --------

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

There have been no material transactions with related parties during the year ended December 31, 1996.

The General Partner is reimbursed for direct expenses related to the administration of the Partnership. Reimbursements totaled $5,525, $8,224, and $6,410, for the years ended December 31, 1996, 1995 and 1994, respectively.

The General Partner is entitled to receive a partnership management fee equal to 1% of the Partnership's interest in its properties' annual gross rents and hotel revenues, not to exceed 2.5% of the Partnership's Distributable Cash (prior to payment of these fees) in any fiscal year. This fee totaled $22,727, $45,530 and $28,407 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                     PART IV


Item 14.  Exhibits, Consolidated Financial Statement Schedules and Reports on
-----------------------------------------------------------------------------
Form 8-K
--------


(a) (1 & 2) See Index to Consolidated Financial Statements and Schedules on Page F-1 of Form 10-K. (3) Exhibits: None

(b) Reports on Form 8-K: No reports were filed on Form 8-K for the quarter ended December 31, 1996.

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


                                        Indepro Property Fund I, L.P.
                                        By: Indepro Property Fund I Corp.,
                                        General Partner


                                        By:/s/ Ronald M. Pappas
                                           -----------------------
                                           Ronald M. Pappas
                                           President


Date:  March 28, 1997
---------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                 Title                          Date

/s/ Ronald M. Pappas       President and Director             March 28, 1997
--------------------       (Chief Executive Officer)
    Ronald M. Pappas


/s/ Wayne L. Harris        Vice President                     March 28, 1997
-------------------
    Wayne L. Harris


/s/ Ann M. Strootman       Controller                         March 28, 1997
--------------------       (Chief Financial Officer)
    Ann M. Strootman


/s/ Richard F. Yoder       Director                           March 28, 1997
--------------------
    Richard F. Yoder

                          INDEPRO PROPERTY FUND I, L.P.
         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES







                                                                   Page Number
                                                                   -----------

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES OF
INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY

  Reports of Independent Accountants                                F-2 to F-3

  Consolidated Balance Sheets, as of December 31, 1996 and 1995         F-4

  Consolidated Statements of Income, for the years ended
     December 31, 1996, 1995 and 1994                                   F-5

  Consolidated Statements of Partners' Capital for the years
     ended December 31, 1996, 1995 and 1994                             F-6

  Consolidated Statements of Cash Flows, for the years ended
     December 31, 1996, 1995 and 1994                                  F-7

  Notes to Consolidated Financial Statements                       F-8 to F-13

  Schedule II -- Valuation and Qualifying Accounts,
     for the years ended December 31, 1996, 1995 and 1994             F-14

  Schedule III -- Real Estate and Accumulated Depreciation,
     as of December 31, 1996                                          F-15

FINANCIAL STATEMENTS OF LINCOLN OAKS I, FORT WORTH, LTD.

  Financial Statements for the period January 1 through
   October 31, 1994                                              F-16 to F-23

FINANCIAL STATEMENT OF INDEPRO PROPERTY FUND I, CORP

  Report of Independent Accountants                                   F-24
  Balance Sheet as of December 31, 1996                               F-25
  Notes to Balance Sheet                                         F-26 to F-28

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Indepro Property Fund I, L.P.


         We have audited the consolidated financial statements and the financial statement schedules of Indepro Property Fund I, L.P. and Subsidiary (a Delaware Limited Partnership) listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the income statement of the joint venture in which the Partnership held a 50% interest (see Note 4). The Partnership's equity in joint venture income represented 66% of consolidated net income for the year ended December 31, 1994. The income statement of the joint venture was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the joint venture, is based solely on the report of the other auditors.


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

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indepro Property Fund I, L.P. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                              /s/ Coopers & Lybrand, L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February  23, 1997

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


/s/  Ernst & Young LLP


Dallas, Texas
February 9, 1995

                  Indepro Property Fund I, L.P. and Subsidiary
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                        As of December 31, 1996 and 1995


                                                                                        1996              1995
                                                                                        ----              ----
                                             Assets

          Investment in real estate at cost (note 3)                             $    9,142,267         $  9,035,105
          Less:  Accumulated depreciation and amortization                            3,677,432            3,677,432
                                                                                     -----------        -------------
                                                                                      5,464,835            5,357,673

          Cash and cash equivalents                                                   1,217,068              967,574
          Accounts receivable (net of allowance for doubtful
            accounts of $4,467 in 1996 and $16,730 in 1995)                             290,554              293,472
          Prepaid expenses and other assets (net of accumulated
            amortization of $6,750 in 1996 and $4,750 in 1995)                          108,063               99,465
                                                                                      ----------       --------------
                                    Total Assets                                 $    7,080,520        $   6,718,184
                                                                                 ===============       ==============

                         Liabilities and Partners' Capital

          Notes payable                                                          $      460,782        $     536,258
          Capital lease obligation                                                          326               12,428
          Due to general partner and affiliates                                          69,470               45,530
          Accrued liabilities                                                           162,933              187,214
          Advance deposits                                                                5,276                4,786
                                                                                      ----------      ---------------
                                    Total Liabilities
                                                                                        698,787              786,216
                                                                                      ----------      ---------------
          Partners' capital                                                           6,381,733            5,931,968
                                                                                      ----------      ---------------
                         Total liabilities and partners' capital                 $    7,080,520       $    6,718,184
                                                                                 ===============      ===============





















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                  Indepro Property Fund I, L.P. and Subsidiary
                        (A Delaware Limited Partnership)
                        Consolidated Statements of Income
              For the years ended December 31, 1996, 1995, and 1994


                                                          1996              1995               1994
                                                         -----              -----              ----

                      Income

Hotel revenues                                         $   4,550,037    $     4,608,277    $     4,673,524
Hotel cost of revenues                                     1,765,771          1,775,206          1,857,690
                                                       -------------    ---------------    ---------------
Gross profit from hotel operations                         2,784,266          2,833,071          2,815,834
Miscellaneous income                                               -                  -                882
Equity income of joint venture                                     -                  -          1,413,817
Investment income                                             40,019             62,346             99,814
                                                       -------------    ---------------    ---------------
Total income                                               2,824,285          2,895,416          4,330,346
                                                       -------------    ---------------    ---------------

                    Expenses

Property operating expenses                            $   1,034,538    $     1,024,048    $     1,031,239


Depreciation and amortization (see note 2)                     2,000            534,348            519,599

Real estate taxes                                            161,540            222,870            213,927
Administrative                                                74,462            107,321             87,727
Repairs and maintenance                                       95,280            105,106            107,200
Insurance                                                     58,211             68,707             54,488
Provision for doubtful accounts                              (3,093)            (2,792)              8,649
Interest expense                                              42,491             49,624             56,207
Write off of other assets                                          -             10,720            106,620
                                                       -------------    ---------------    ---------------
Total expense                                              1,465,429          2,119,952          2,185,656
                                                       -------------    ---------------    ---------------

Net Income                                             $   1,358,856    $       775,464     $    2,144,691
                                                       =============    ===============     ==============

Net income allocated to Limited Partners               $   1,345,267    $       767,710     $    2,123,244


Net income allocated to General Partner                       13,589              7,755             21,447
                                                       -------------    ---------------    ---------------
                                                       $   1,358,856    $       775,464     $    2,144,691
                                                       =============    ===============     ==============

Net income per Limited Partnership
  interests outstanding (30,000)                       $          45    $            26     $           71
                                                       =============    ===============     ==============








                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                  Indepro Property Fund I, L.P. and Subsidiary
                        (A Delaware Limited Partnership)
           Consolidated Statements of Partners' Capital For the years ended December 31, 1996, 1995, and 1994

                                                                                Limited
                                                              General          Partnership
                                                              Partner             Units              Total
                                                              -------          -------------    -----------------

Partners' capital at December 31, 1993                      $      790,616    $     8,732,708   $      9,523,324

  Net income                                                        21,447          2,123,244          2,144,691
  Cash distributions from operations                               (11,364)        (1,125,000)        (1,136,364)
  Cash distributions from liquidation of joint venture             (29,509)        (2,921,395)        (2,950,904)
                                                            --------------    ----------------  -----------------

Partners' capital at December 31, 1994                      $      771,190    $     6,809,557   $      7,580,747

  Net income                                                         7,755            767,709            775,464
  Cash distributions from operations                               (24,243)        (2,400,000)        (2,424,243)
                                                            ----------------  ----------------  -----------------

Partners' capital at December 31, 1995                      $      754,702    $     5,177,266   $      5,931,968

  Net income                                                        13,589          1,345,267          1,358,856
  Cash distributions from operations                                (9,091)          (900,000)          (909,091)
                                                            ---------------   ----------------  -----------------

Partners' capital at December 31, 1996                      $      759,200    $     5,622,533   $      6,381,733
                                                            ===============   ================  =================




























               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  Indepro Property Fund I, L.P. and Subsidiary
                        (A Delaware Limited Partnership)
            Consolidated Statements of Cash Flows For the years ended
                        December 31, 1996, 1995, and 1994


                                                                   1996             1995            1994
                                                                   -----            -----           ----

Cash flows from operating activities:
-------------------------------------

Net Income                                                     $ 1,358,856    $   775,464    $ 2,144,691


 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                     2,000        534,348        519,599
   Writeoff of other assets                                           --           10,720        106,620


Change in assets and liabilities

  Decrease (increase) in accounts receivable                         2,918        127,752       (117,432)
  Decrease (increase) in prepaid expenses                          (10,598)         2,442          6,122
  Decrease in accrued liabilities                                  (24,281)        (6,894)       (41,203)
  Increase (decrease) in advance deposits                              490         (2,828)            66
  Increase (decrease) in amounts due to general
     partner and affiliates                                         23,940        (73,777)       111,331
                                                               -----------    -----------    -----------
Net cash provided by operating activities                        1,353,325      1,367,228      2,729,794
                                                               -----------    -----------    -----------

Cash flows from investing activities:
-------------------------------------

  Distributions received from joint venture in excess of
     equity in earnings                                               --             --        1,744,464
  Additions to real estate                                        (107,162)      (121,372)      (344,403)
                                                               -----------    -----------    -----------
Net cash provided by (used in) investing activities               (107,162)      (121,372)     1,400,061
                                                               -----------    -----------    -----------

Cash flows from financing activities:
-------------------------------------

  Repayment of notes payable                                       (75,476)       (69,556)       (63,983)
  Repayment of capital lease obligation                            (12,102)       (11,010)       (10,015)
  Distributions to partners from operations                       (909,091)    (2,424,243)    (1,136,364)
  Distributions to partners from sale of Lincoln Oaks                 --             --       (2,950,904)
                                                               -----------    -----------    -----------
Net cash used in financing activities                             (996,669)    (2,504,809)    (4,161,266)
                                                               -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents               249,494     (1,258,955)       (31,411)

Cash and cash equivalents, beginning of period                     967,574      2,226,528      2,257,939
                                                               -----------    -----------    -----------

Cash and cash equivalents, end of period                       $ 1,217,068    $   967,574    $ 2,226,528
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

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Partnership Organization and Operation:
-------------------------------------------

General

Indepro Property Fund I, L.P. (the "Partnership") was formed on May 28, 1982 under the Revised Uniform Limited Partnership Act of the State of Delaware to invest in improved income-producing real property. Indepro Property Fund I, Corp. (The "General Partner"), is wholly-owned by Indepro Corp. (the "Advisor"), an indirect wholly-owned subsidiary of The Penn Mutual Life Insurance Company ("Penn Mutual"). During 1983, Limited Partners were admitted to the Partnership, having purchased 30,000 units for an aggregate contribution of $15,000,000 before commissions. The Initial Limited Partner withdrew from the Partnership on May 1, 1983.

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

2.  Summary of Significant Accounting Policies:
-----------------------------------------------

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiary (Hotel Brunswick, Inc.) which operates the Brunswick Hotel and Conference Center for the Partnership. All material intercompany transactions have been eliminated.

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

Investments in Real Estate


Effective January 1, 1996 the Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) which requires that assets which are expected to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell. The Partnership's remaining real estate property, the Brunswick Hotel and Conference Center, is currently being marketed for sale. Accordingly, this property is being reported at its carrying amount, which is lower than its fair value less cost to sell. The initial adoption of SFAS No. 121 had no impact on the Partnership's carrying value of this asset. Also in accordance with SFAS No. 121, the Partnership discontinued recording depreciation on this asset as of January 1, 1996.

Prior to 1996, the Partnership carried investments in real estate at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the estimated useful lives of the assets. A valuation allowance was provided for assets in cases where the net realizable value was less than the carrying amount of the assets.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.  Summary of Significant Accounting Policies (Continued):
-----------------------------------------------------------

Investments in Real Estate (continued)

Expenditures which increase the estimated useful lives of assets are capitalized. Maintenance and repairs are charged to expense when incurred. Upon the disposition of assets, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is recognized in the Consolidated Statements of Income.

On at least an annual basis, the General Partner prepares an estimate of fair value of the property. The methodology used is either a discounted cash flow analysis or a value based on a direct capitalization of net operating income. This information is used to assist the General Partner in determining the carrying value of the assets of the Partnership. In addition, the fair value of assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Fair Value of Financial Instruments

For instruments such as cash, accounts receivable and payable and other liabilities, the carrying amount approximates fair value because of their short maturity. The estimated fair value of the mortgage note payable is $473,255. The fair value is estimated by discounting the cash flows associated with the note using an interest rate currently available for similar debt.

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

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.  Summary of Significant Accounting Policies (Continued):
-----------------------------------------------------------

Allocation of Profits, Losses and Distributions Cash (Continued):


Quarterly cash distributions from operations of $6.25 per Limited Partnership Unit were made to the Limited Partners during 1988 through February 28, 1989. Subsequent to this date, quarterly distributions were increased to $8.75 per Limited Partnership Unit through November 30, 1990, after which the distributions were decreased to $6.25 per Limited Partnership Unit through April 10, 1992. At that time, it was determined by the Managing General Partner to suspend distributions in the best interest of the Partnership. Distributions of $5 per unit resumed in the second and third quarters of 1993 and were increased to $7.50 per unit per quarter for the distributions made in 1994, 1995, and 1996. In addition, an extra distribution of $50.00 per unit was made in 1995 from excess Partnership cash reserves. A cash distribution of $16.92 per Limited Partnership Unit from the sale proceeds of LaMancha Apartments was made on April 7, 1989 and a cash distribution of $97.38 per Limited Partnership Unit from the sale of Lincoln Oaks apartments was made on July 28, 1994. For each distribution, the General Partner was entitled to its 1% distributive share pursuant to the Partnership Agreement.

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

3.  Investment in Real Estate:
------------------------------

Investment in real estate consists of the following as of December 31, 1996 and 1995:

                                                                                        Building and
                                                                         Land           Improvements           Total
                                                                         ----           ------------           -----

                    1996

                Brunswick Hotel and Conference Center                    $285,000         $8,857,267         $9,142,267
                Less: Accumulated Depreciation                                  -          3,677,432          3,677,432
                                                                       ----------        -----------        -----------

                Total                                                    $285,000         $5,179,835         $5,464,835
                                                                        =========         ==========         ==========

                    1995

                Brunswick Hotel and Conference Center                    $285,000         $8,750,105         $9,035,105
                Less: Accumulated Depreciation                                  -          3,677,432          3,677,432
                                                                         ---------        ----------         ----------

                Total                                                    $285,000         $5,072,673         $5,357,673
                                                                         ========         ==========         ==========

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4. Investment in Joint Venture:
-------------------------------

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

 The Partnership's investment in the Joint Venture was accounted for under the equity method. The following is a summary of financial data derived from audited financial statements of the Joint Venture for the period from January 1, to October 31, 1994:


             Revenues                                           $    521,656
             Operating expenses                                      562,612
                                                                ------------
             Net income (loss)                                  $    (40,956)
                                                                ============


             Partnership's equity in net income (loss)          $    (20,478)
                                                                ============

             Gain on sale                                       $  1,524,222
                                                                ============

             Partnership's share of gain on sale                $  1,434,295
                                                                ============


             A summary of changes in the Partnership's investment in Joint Venture for the period from January 1, to October 31, 1994:


             Balance, beginning of period                        $1,855,387

             Equity in income from Joint Venture                  1,413,817
             Cash distributions from Joint Venture               (3,249,181)
             Amortization of advisor acquisition fee                 (4,303)
             Loss on liquidation of joint venture                  (106,620)
             Preferred return to Indepro Corp.                       90,900
                                                                 ----------
             Balance, end of period                              $        -
                                                                 ==========

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.  Notes Payable:
------------------

The promissory note due to Bank of Lancaster County, N.A. is collateralized by the Brunswick Hotel and Conference Center. This note has an interest rate of 8.25% and matures in October 2001.

The aggregate amount of required principal payments assuming no additional advances of principal are as follows as of December 31, 1996:

                                         1997               $ 82,179
                                         1998                 89,322
                                         1999                 97,087
                                         2000                115,108
                                         2001                 77,086
                                                             -------
                                                            $460,782
                                                            ========


6.  Transactions with Affiliates:
---------------------------------

Expenses incurred by the General Partner and affiliates and charged to the Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                       1996      1995     1994
                                                       ----      ----     ----

  Reimbursement of legal, accounting and other
   expenses to the General Partner or affiliates     $  5,525  $ 8,224  $ 6,410
  General Partner management fee                       22,727   45,530   28,407

7.  Industry Segment Information:
---------------------------------


The Partnership's operations consist exclusively of investment in, and operations of, income-producing real estate property.


8.  Cash Flow Information:
--------------------------

For purposes of the Consolidated Statements of Cash Flows, the Partnership considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net cash provided by operating activities include interest payments of $42,491, $49,624 and $56,207, respectively, for the years ended December 31, 1996, 1995 and 1994.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.  Concentration of Credit Risk:
---------------------------------

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

10. Capital Lease Obligation:
-----------------------------

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

The following is a schedule by years of future minimum lease payments under this lease and the present value of the net minimum lease payments as of December 31:




            Future minimum lease payments in  1997                     326
            Less: Amount representing interest                           -
                                                                    ------
            Present value of net minimum lease payments             $  326
                                                                    ======

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1996, 1995, and 1994



                                Column A                      Column B         Column C          Column D           Column E
                                --------                      --------         --------          --------           --------


                                                              Balance at       Charged to
                                                              Beginning        Costs and                             Balance at
                               Description                     of Year         Expenses         Deductions           End of Year
                               -----------                     -------         --------         ----------           -----------

                                  1996

               Allowance for accounts receivable              $   16,730     $           -       $  12,263         $     4,467
                                                              ============   ==============      ==========        ===========

                                  1995

               Allowance for accounts receivable              $   22,996    $            -       $   6,266         $    16,730
                                                              ============  ==============       ===========      ============

                                  1994

               Allowance for accounts receivable              $   15,200    $       7,796       $        -        $    22,996
                                                           =  ============  ==============      ============      ===========

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1996

   Col. A         Col. B                 Col. C                    Col. D                        Col. E
   ------         ------                 ------                    ------                        ------
                                                               Cost Capitalized
                                   Initial Costs to              Subsequent to              Gross Amount at Which
                                      Partnership                 Acquisition               Carried at End of Year
                                 --------------------     ------------------------     -------------------------------
                                |                    |   |                        |   |       Building and            |
                                          Building and                    Carrying             Improvements      Total
Description    Encumbrances      Land     Improvements    Improvements    Costs (b)   Land    Carrying Costs    (c)(d)
-----------    ------------      ----     ------------    ------------    ---------   ----    --------------    ------



Brunswick
Hotel and
Conference
Center 227
guest room
hotel and
office/
conference
center in
Lancaster,
Pennsylvania    (a)           $285,000    $6,282,935      $2,620,170    $ 8,992     $285,000    $8,857,267    $9,142,267









   Col. A            Col. F          Col. G      Col. H       Col. I
   ------         --------------  ------------  --------   ------------


                                                            Life on which
                                                           Depreciation in
                                                             Latest income
                   Accumulated     Date of       Date       Statement is
Description       Depreciation(c) Construction  Acquired     Computed
-----------       --------------  ------------  --------   --------------



Brunswick
Hotel and
Conference
Center 227
guest room
hotel and
office/
conference
center in
Lancaster,                                      January 1,
Pennsylvania       $3,677,432         1970        1987           N/A



                              NOTES TO SCHEDULE III

a) See description of Mortgage Notes Payable in the notes to the consolidated financial statements.

b) Consists of legal fees, appraisal fees, advisor fees, total costs and other related professional fees.

c)  Reconciliation of Real Estate
    Balance at beginning of period                       9,035,105
    Additions during period:
      Improvements                                         107,162
                                                         ---------
    Balance at end of period                            $9,142,267
                                                        ==========
    Reconciliation of Accumulated Depreciation
    Balance at beginning of period                       3,677,432
    Depreciation expense for the period                          -
                                                        ----------
    Balance at end of period                            $3,677,432
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


/s/  Ernst & Young LLP


Dallas, Texas
February 9, 1995

                        LINCOLN OAKS I, FORT WORTH, LTD.

                             STATEMENT OF OPERATIONS
          FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH OCTOBER 31, 1994




REVENUES:

     Rental income                                            $      504,870
     Other income                                                     16,786
                                                              --------------
                                                              $      521,656
                                                              --------------

EXPENSES:

     Operations                                               $     291,383
     Interest                                                       105,975
     Real estate taxes                                               67,992
     Depreciation                                                    97,262
                                                              --------------
                                                                    562,612
                                                              --------------

LOSS BEFORE GAIN ON SALE                                            (40,956)

GAIN ON SALE OF PROPERTY                                           1,524,222
                                                              --------------

NET INCOME                                                    $   1,483,266
                                                              ==============

























See accompanying notes.

                        LINCOLN OAKS I, FORT WORTH, LTD.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
          FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH OCTOBER 31, 1994



                                         Managing          Non-Managing
                                         General              General             Limited
                                         Partner              Partner             Partner              Total
                                         -------              -------             -------              -----

CAPITAL,
     beginning of period              $   (64,060)          $ 1,835,364        $    (1,310)       $ 1,769,994

LOSS BEFORE GAIN ON
     SALE                                 (20,068)              (20,478)              (410)           (40,956)

GAIN ON SALE OF
     PROPERTY                              88,207             1,434,295              1,720          1,524,222

DISTRIBUTIONS                              (4,079)           (3,249,181)              --           (3,253,260)
                                      -----------           -----------        -----------        -----------

CAPITAL,
     end of period                    $      --             $      --          $      --          $      --
                                      ===========           ===========        ===========        ===========


























See accompanying notes.
                                      F-18

                         LINCOLN OAKS I, FORT WORTH, LTD.

                             STATEMENT OF CASH FLOWS
          FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH OCTOBER 31, 1994



CASH FLOWS FROM OPERATING ACTIVITIES:                             $  1,483,266
   Net income

   Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                 97,262
           Gain on sale of property                                 (1,524,222)

   Decrease in assets and liabilities:
           Other assets                                                 19,287
           Due from affiliate                                            2,948
           Accounts payable and accrued expenses                      (162,529)
           Tenant security deposits                                    (18,681)
                                                                    -----------

   Net cash used in operating activities                              (102,669)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property                                               (14,898)
   Net proceeds from the sale of property                            5,434,942
                                                                     ---------

   Net cash provided by investing activities                         5,420,044
                                                                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage note payable                         (10,733)
   Retirement of mortgage note payable                              (2,253,081)
   Distributions to partners                                        (3,253,260)
                                                                    -----------

   Net cash used in financing activities                            (5,517,074)
                                                                    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (199,699)

CASH AND CASH EQUIVALENTS, beginning of period                         199,699
                                                                      ---------

CASH AND CASH EQUIVALENTS,  end of period                         $          -
                                                                   ===========


Cash paid during the year for interest                            $    125,202
                                                                  =============






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

                  Revenue Recognition -

          Apartments were leased to individual tenants on short-term (generally six months)leases at fixed rates. Rental revenue was recognized monthly as earned.


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

          (d) To the non-managing general partner, in satisfaction of the unpaid preferred cumulative return or its unpaid preferred non-cumulative return:

          (e) To the non-managing general partner, in reduction of its outstanding capital balance, until the capital balance is reduced to $0; then

          (f) To the remaining partners in accordance with their respective participation percentages.


Distributions of net sales proceeds and net cash flow during 1994 totaled $3,253,260.

(5)   RECONCILIATION OF FINANCIAL INCOME TO TAX INCOME FOR 1994:



    Net income per financial statements                    $      1,483,266

    Excess of depreciation for financial reporting
    purposes over amount reported for tax purposes                    2,438

    Gain on sale of Property reported for tax purposes in
    excess of amount reported for financial reporting
    purposes due to lower tax basis of the property               2,432,184
                                                          -----------------

         Net income per tax return                        $       3,917,888
                                                          =================




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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Indepro Property Fund I, Corp.:

     We have audited the accompanying balance sheet of Indepro Property Fund I, Corp. as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Indepro Property Fund I, Corp. as of December 31, 1996 in conformity with generally accepted accounting principles.





                          /s/ Coopers & Lybrand, L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 7, 1997

                         INDEPRO PROPERTY FUND I, CORP.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1996




                       Assets



             Cash and cash equivalents                         $     2,376,730
             Prepaid expenses                                            9,730
             Receivable from affiliates                                369,215
                                                               ---------------
               Total Current Assets                                  2,755,675

             Investment in Indepro Property Fund I, L.P.             1,962,610
             Notes receivable from parent                            1,400,000
             Deferred taxes                                            689,629
                                                               ---------------

               Total Assets                                    $     6,807,914
                                                               ===============

                     Liabilities and Stockholder's Equity



             Accounts payable                                  $         4,543
             State taxes payable                                         4,822
             Liability for Guarantee                                 2,140,425
                                                               ---------------
                Total Liabilities                                    2,149,790
                                                               ---------------

             Stockholder's Equity

             Common stock (par value $1.00 per share
               1,000 shares authorized, issued and
               outstanding)                                              1,000
             Paid in capital                                         2,090,277
             Retained earnings                                       2,566,847
                                                               ---------------
                Total Stockholder's Equity                           4,658,124
                                                               ---------------

                Total Liabilities and Stockholder's Equity     $     6,807,914
                                                               ===============









    The accompanying notes are an integral part of the financial statement.

                         INDEPRO PROPERTY FUND I, CORP.
                          Notes to Financial Statements


1.  Description of Company:
---------------------------

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

2.  Summary of Significant Accounting Policies:
-----------------------------------------------

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

Income Taxes

The Company is included in the consolidated federal tax return of Penn Mutual. All currently payable federal taxes are paid by the Parent on behalf of the Company and therefore no currently payable federal tax liability is established by the Company. The Company records all taxes paid on its behalf by the Parent as additional paid in capital. Any benefits would be recorded as a dividend. The Company files state tax returns and reflects currently payable state taxes on the balance sheet in accounts payable.


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

                         INDEPRO PROPERTY FUND I, CORP.
                    Notes to Financial Statements (continued)

3.  Related Party Transactions:
-------------------------------

The Company is reimbursed by the Partnership for direct expenses relating to the administration of the Partnership. The General Partner is entitled to receive a partnership management fee equal to 1% of the annual gross rents and hotel revenues of the Partnership's interest in its properties, not to exceed 2.5% of the Partnership's Distributable Cash (prior to payment of these fees) in any fiscal year. Accounts receivable includes $68,258 related to this management fee.

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

The outstanding balance and payment terms for these notes are as follows:

                                                              Principal
                  Interest Payment        Current          Balance as of
                        Date           Interest Rate     December 31, 1996
                  ----------------     -------------     -----------------

                    June 30                   9.25%          $    400,000
                    December 1                9.25%          $  1,000,000

The carrying amount of this receivable approximates fair value.

4.  Investment in Indepro Property Fund I, L.P. (the Partnership):
------------------------------------------------------------------

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

The Company is obligated, under the terms of the Partnership Agreement, to make capital contributions to the Partnership upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay each Limited Partner a guaranteed 8% non-compounded return on the unrecovered capital contribution of the Limited Partner. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and Company. As of December 31, 1996, the estimated amount of this obligation to the Limited Partners was approximately $3,087,434. The Partnership had available cash distributable to the Limited Partners of $947,009 at December 31, 1996 which would have reduced this obligation to $2,140,425. The carrying amount of this liability approximates fair value.

Due to the General Partner's efforts to sell the remaining property in the Partnership, the guarantee will likely become payable during 1997 upon termination of the Partnership. Therefore, the liability for the guarantee through December 31, 1996 was recognized in this financial statement.

                         INDEPRO PROPERTY FUND I, CORP.
                    Notes to Financial Statements (continued)

4.  Investment in Indepro Property Fund I, L.P. (the Partnership) (continued):
------------------------------------------------------------------------------

    The following is a summary of financial data for the Partnership as of December 31, 1996:



      Investments in real estate (net of accumulated
      depreciation and amortization of $3,677,432)                 $5,464,835

      Cash and cash equivalents                                     1,217,068

      Other assets                                                    398,617
                                                                   ----------

                      Total Assets                                $ 7,080,520
                                                                  ===========

      Notes payable                                                   460,782

      Other liabilities                                               238,005
                                                                  -----------

                       Total Liabilities                              698,787

      Partners' Capital                                             6,381,733
                                                                  -----------

         Total Liabilities and Partners' Capital                  $ 7,080,520
                                                                  ===========

5.  Concentration of Credit Risk:
---------------------------------

The Company's operations consist of investments in commercial real estate through the Partnership. The Partnership's investment in a hotel located in Lancaster, Pennsylvania primarily caters to U.S. Government Agencies and, to a lesser extent, tourist and corporate travelers. The Partnership performs credit evaluations of its customers and generally does not require collateral.

6.  Income Taxes:
-----------------

At December 31, 1996, deferred income taxes recognized in the balance sheet of $689,629 were comprised of the tax effect of the temporary differences between the financial statement and tax basis of the Company's investment in the Partnership and a deferred federal income tax asset on the 8% guarantee to the Indepro Property Fund I, L.P. Limited Partners.