Form 10-Q
period 1997-03-31
INDEPRO PROPERTY FUND I LP
filed 1997-05-14
CIK 710982

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997      Commission File No.: 2-80756


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

                               YES [X]       NO [ ]


There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of March 31, 1997.

                          INDEPRO PROPERTY FUND I, L.P.
                          INDEX OF FINANCIAL STATEMENTS

                                                                                     Page Number
                                                                                     -----------
Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets, as of March 31, 1997
                  and December 31, 1996                                                   3

         Consolidated Statements of Income, for the three months
                  ended March 31, 1997 and 1996                                           4

         Consolidated Statement of Partners' Capital for the three
                  months ended March 31, 1997                                             5

         Consolidated Statements of Cash Flows, for the three months
                  ended March 31, 1997 and 1996                                           6

         Notes to Consolidated Financial Statements                                     7-8


      Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     9-12

Part II - Other Information                                                              13

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1997 and December 31, 1996




                                                                       MARCH 31    DECEMBER 31
                                                                        1997           1996
                                                                         ----         ----

                             Assets

Investments in real estate at cost (note 3)                          $ 9,149,867   $ 9,142,267
Less:  Accumulated depreciation and amortization                       3,677,432     3,677,432
                                                                     -----------   -----------
Total investments                                                      5,472,435     5,464,835


Cash and cash equivalents                                                990,412     1,217,068
Accounts receivable (net of allowance for doubtful
  accounts of $5,155 in 1997 and $4,467 in 1996)
                                                                         415,018       290,554
Prepaid expenses and other assets (net of accumulated
  amortization of $7,250 in 1997 and $6,750 in 1996
                                                                         170,901       108,063
                                                                     -----------   -----------
                          Total Assets                               $ 7,048,766   $ 7,080,520
                                                                     ===========   ===========

                Liabilities and Partners' Capital

Notes payable                                                            440,763       460,782
Capital lease obligation                                                     -             326
Due to general partner and affiliates                                     74,770        69,470
Accrued liabilities                                                      156,910       162,933
Advance deposits                                                          16,611         5,276
                                                                     -----------   -----------
                        Total Liabilities
                                                                         689,054       698,787
                                                                     -----------   -----------

Partners' capital                                                      6,359,712     6,381,733
                                                                     -----------   -----------
             Total liabilities and partners' capital                 $ 7,048,766   $ 7,080,520
                                                                     ===========   ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1997 and 1996


                                                                   Three Months   Three Months
                                                                      Ended           Ended
                                                                  March 31, 1997  March 31, 1996

                      Income

Hotel revenues                                                       $960,502      $ 928,604
Hotel cost of revenues                                                384,512        381,829
                                                                     --------      ---------
Gross profit from hotel operations                                    575,990        546,775
Investment income                                                      11,289          8,644
                                                                     --------      ---------
Total income                                                          587,279        555,419
                                                                     --------      ---------
                    Expenses

Property operating expenses                                           261,728      $ 256,669
Depreciation and amortization                                             500        136,089
Real estate taxes                                                      54,126         54,231
Administrative                                                         10,295         21,996
Repairs and maintenance                                                25,839         23,462
Insurance                                                              18,279         18,376
Provision for doubtful accounts                                         1,822        (12,244)
Interest expense                                                        9,438         11,166
                                                                     --------      ---------

Total Expenses                                                        382,027        509,745
                                                                     --------      ---------

Net Income                                                           $205,252      $  45,674
                                                                     ========      =========

Net income allocated to Limited Partners                             $203,199      $  45,217


Net income allocated to General Partner                                 2,053            457
                                                                     --------      ---------
                                                                     $205,252      $  45,674
                                                                     ========      =========

Net income per Limited Partnership
  interests outstanding (30,000)
                                                                     $      7      $       3
                                                                     ========      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                    For the three months ended March 31, 1997



                                                                                     Limited
                                                                 General           Partnership
                                                                 Partner              Units              Total
                                                                 -------              -----              -----

Partners' capital at December 31, 1996                         $     759,200   $      5,622,533    $     6,381,733

  Net income                                                           2,053            203,199            205,252
  Cash distributions from operations                                  (2,273)          (225,000)          (227,273)
                                                               -------------   ----------------    ---------------
Partners'  capital at March 31, 1997                           $     758,980   $      5,600,732    $     6,359,712
                                                               =============   ================    ===============













               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996

                                                                                          Three months     Three months
                                                                                             Ended            Ended
                                                                                         March 31, 1997   March 31, 1996
                                                                                         --------------   --------------

Cash flows from operating activities:

 Net income                                                                              $  205,252          $ 45,674
 Adjustments to reconcile net income to net cash
  provided by operating activities:

   Depreciation and amortization                                                                500           136,089

Change in assets and liabilities

  Decrease (increase) in accounts receivable                                               (124,464)         (187,630)
  Increase in prepaid expenses                                                              (63,338)          (35,246)
  Decrease in accrued liabilities                                                            (6,023)          (39,038)
  Increase in advance deposits                                                               11,335             4,408
  Increase (decrease) in amounts due to general
     partner and affiliates                                                                   5,300             7,099
                                                                                          ---------           -------
Net cash provided by (used in) operating activities                                          28,562           (68,644)
                                                                                          ---------           -------
Cash flows from investing activities:

  Additions to real estate                                                                  ( 7,600)           (7,677)
                                                                                          ---------           -------
Net cash used in investing activities                                                       ( 7,600)           (7 677)
                                                                                          ---------           -------
Cash flows from financing activities:

  Repayment of notes payable                                                                (20,019)          (18,340)
  Repayment of capital lease obligation                                                        (326)           (2,919)
  Distributions to partners from operations                                                (227,273)         (227,274)
                                                                                          ---------           -------
Net cash (used in) financing activities                                                    (247,618)         (248,533
                                                                                          ---------           -------
Net decrease in cash and cash equivalents                                                  (226,656)         (324,854)

Cash and cash equivalents, beginning of period                                            1,217,068           967,574
                                                                                          ---------           -------
Cash and cash equivalents, end of period                                                 $  990,412          $642,720
                                                                                          ---------           -------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1997


 1.   General

      The preceding unaudited financial information sets forth the operations of Indepro Property Fund I, L.P. for the three months ended March 31, 1997. In the opinion of Management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 1997.

      Footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10-K. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1996.

 2.   Partners' Capital

      Indepro Property Fund I, L.P. made a distribution of $227,273 in March 1997 relating to the fourth quarter of 1996. In addition, the General Partner expects to continue distributions for 1997 at approximately $227,000 per quarter, subject to the potential sale of the Brunswick Hotel in 1997. However, the level of distributions beyond 1997 will be dependent upon the Hotel's success in replacing the lost OPM business. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf will be deducted from future distributions.

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

 3.   Investment in Real Estate

      Investment in real estate consisted of the following as of March 31, 1997:

                                                                       Building and
                       Property                            Land        Improvements      Total
                      ----------                          ------      --------------    -------
        Brunswick Hotel and Conference Center            $ 285,000     $ 8,864,867    $ 9,149,867
        Less:  Accumulated Depreciation                          0       3,677,432      3,677,432
                                                         ---------     -----------    -----------
        Total                                            $ 285,000     $ 5,187,435    $ 5,472,435
                                                        ==========     ===========    ===========


                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1997

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

    The Partnership's remaining real estate property, the Brunswick Hotel and Conference Center, is currently being marketed for sale. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121), the Brunswick Hotel is being reported at its carrying amount, which is lower than its fair value less cost to sell. Also in accordance with SFAS No. 121, the Partnership has discontinued recording depreciation on this asset.

4.  Cash Flow Information

    Net cash provided by operating activities reflects cash payments for interest of $9,383 and $11,331 respectively, during the three months ended March 31, 1997 and March 31, 1996.

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

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)

                                 Part I, Item 2


                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------

RESULTS OF OPERATIONS

The Partnership's net income for the three months ended March 31, 1997 was $205,252, an increase of $159,578 from the same period of the prior year. This increase is primarily attributable to the adoption of Statement of Financial Accounting Standards 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121.) In accordance with this Statement, the Brunswick Hotel and Conference Center is currently being classified as held for sale, and therefore the Partnership discontinued recording depreciation effective January 1, 1996. The Consolidated Statement of Income for the three months ended March 31, 1996 reflects depreciation expense, since the change was made in the June 30, 1996 financial statements as a retroactive adjustment. The adoption of SFAS No. 121 accounts for an increase in net income of $135,589 for the three months ended March 31, 1997 as compared with the same period of the prior year. The remainder of the increase in net income is accounted for by the operations of the Brunswick Hotel and Conference Center. (See discussion under Brunswick Hotel and Conference Center below. )

         BRUNSWICK HOTEL AND CONFERENCE CENTER

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel increased from $53,910 for the three months ended March 31, 1996 to $203,197 for the three months ended March 31, 1997, primarily due to the fact that depreciation has been discontinued on the Brunswick Hotel, since it is currently being held for sale. Excluding the effects of the depreciation, the operations of the Brunswick Hotel increased by $13,698 from 1996 to 1997. Hotel revenues are up by $31,898 for the three months ended March 31, 1997 as compared to the same period from 1996. While average occupancy was slightly lower for the three months ended March 31, 1997, (61.8% as compared to 62.5% for the three months ended March 31, 1996), average room rates were higher ($47.65 for 1997 as compared to $45.72 for 1996.) The increase in average room rates is primarily due to the annual increase permitted under the government contracts. Cost of sales have increased by $2,683 for the three months ended March 31, 1997 as compared with the same period of the prior year. In addition, the provision for doubtful accounts has increased from $(12,244) in the three months ended March 31, 1996 to $1,822 for the three months ended March 31, 1997, an increase of $14,066. The provision for doubtful accounts is based on a five year average experience factor. In 1996, a favorable adjustment was made to reflect the fact that the majority of the business in the five years 1991 through 1995 was government business, with very few charge-offs to bad debt expense. Property operating expenses have increased by $5,059 from the three months ended March 31, 1996 to the three months ended March 31, 1997, primarily due to an increase in utility expenses.

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

Management's Discussion and Analysis of Financial Condition and Results
-----------------------------------------------------------------------
of Operations (Continued)
------------------------

RESULTS OF OPERATIONS (CONTINUED)

         BRUNSWICK HOTEL AND CONFERENCE CENTER (CONTINUED)

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

In October, 1995, OPM mailed a solicitation for offers to the Hotel and other interested parties for a ten year contract which could commence as early as September, 1997. OPM revised the solicitation for offers in April 1996 from a term of ten years to fifteen years and also reduced the initial rooms requirement by twenty percent. The Brunswick Hotel was one of three finalists selected for bidding on the OPM contract. However, in June 1996, the contract was awarded to Ken Lowe Management Company which will build a new training facility with hotel rooms and dining areas on what is now vacant land in Shepherdstown, West Virginia. In a debriefing session with members of the OPM Selection Committee, the General Partner and Brunswick Hotel management staff were told that a new "to be built" facility was the primary reason for choosing an alternate site. OPM is anticipating the new facility will be complete by June, 1998 and the General Partner expects to lose the significant business provided by OPM when the new facility opens. OPM has accounted for approximately 22,000 of the approximately 60,000 total room nights sold at the Hotel annually. The loss of business associated with the OPM contract will result in a significant decline in revenues and cash flows unless and until the Brunswick Hotel can be repositioned to attract other business. This decline is not expected to occur until 1998. Elmhurst Hospitality Management Company and the General Manager of the hotel are pursuing other government agencies as possible replacements of the OPM business. In fact, management recently responded to a request for proposals from the Graduate School of the USDA Career Development Program to provide up to 20,000 room nights per year for 5 years commencing May 1998, although there is no assurance that the General Partner will be successful in obtaining this business. In addition, the General Partner will be increasing marketing expenditures in 1997 to attract increased corporate and tourist business. The General Partner believes it can replace at least a portion of the lost OPM business in 1998 through these efforts.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (continued)
----------------------

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Partnership had cash and cash equivalents totaling $990,412, in comparison with $1,217,068 at December 31, 1996 and $642,720 at
March 31, 1996. The decrease in cash from December, 1996 is primarily attributable to an increase in accounts receivable related to the government business in March 1997. The increase in cash from March, 1996 is primarily attributable to cash flow provided by operations of the Hotel. The Brunswick Hotel has continued to generate positive cash flow adequate to meet property operating needs and debt service. However, the General Partner expects that the termination of the OPM contract will have a significant impact on the cash flows of the Partnership in 1998. This could impact future partner distributions until the Hotel attracts other business.

In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continued through 1996. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. During 1993 and 1994, the Hotel spent approximately $690,000 to install a complete sprinkler system in all guest rooms and common areas, and to replace bedding, carpet, and other room fixtures. Approximately, $107,000 and $121,000 was spent in 1996 and 1995 for the continued upgrading of the Hotel rooms. Capital expenditures totaling approximately $280,000 have been budgeted for 1997, which include the replacement of wallcovering, guest room carpeting and other room furnishings.

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Mall. Approximately $791,443 has been advanced under this note, which has a balance of $440,763 at March 31, 1997.

The Brunswick Hotel is now the sole remaining property owned by the Partnership. The General Partner had engaged the Grubb and Ellis Hospitality Group to assist in the marketing and sale of the Brunswick Hotel. Although several offers were submitted from prospective purchasers during the marketing process, none of the prospects demonstrated an ability to complete a purchase and sale transaction. In March 1997, the General Partner signed a letter of intent with a prospective purchaser to sell the Hotel, contingent upon the performance of certain actions by the purchaser and other conditions. The prospective purchaser did not perform the actions required under the letter of intent in a timely manner, and the General Partner did not feel confident in the purchaser's ability and willingness to meet any future requirements and deadlines. The result was a termination of the negotiations with the prospective purchaser. The General Partner is exploring alternative marketing ideas for the sale of the Hotel and is meeting with other brokers for the possible selection of a new exclusive listing agent. The General Partner will not provide any further extensions of the listing agreement with Grubb and Ellis. Indepro Corporation (the Advisor) will use the services of Aegis Realty Consultants to provide professional assistance and recommendations for the consideration of the General Partner in the management and disposition of the Hotel. In accordance with the Partnership Agreement, the Partnership is expected to be dissolved upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (Continued)
----------------------

        DISTRIBUTIONS

Indepro Property Fund I, L.P. made a distribution of $227,273 in March 1997 relating to the fourth quarter of 1996. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from this distribution. The General Partner expects to continue distributions for 1997 at approximately $227,000 per quarter, subject to the potential sale of the Brunswick Hotel in 1997. However, the level of distributions beyond 1997 will be dependent upon the Hotel's success in replacing the lost OPM business.

The General Partner is obligated under the terms of the Partnership agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of March 31, 1997, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,092,386. The Partnership had cash of $990,412 at March 31, 1997. If the General Partner distributed this cash, the Limited Partners' share would have been $770,647, which would have reduced the amount of this obligation to $2,321,739. The General Partner has cash of $2,392,287, demand notes of $1,400,000, and would have $219,765 of its share of Partnership cash for a total of $4,012,052 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. As mentioned above, the Partnership is continuing to pursue the sale of the Brunswick Hotel, the sole remaining property in the Partnership. If a desirable sale transaction can be completed, it would be followed by the dissolution and liquidation of the Partnership.

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

                          INDEPRO PROPERTY FUND I, L.P.
                        (A Delaware Limited Partnership)

                                     PART II

                                OTHER INFORMATION


ITEM 1.     Legal Proceedings

               As of March 31, 1997, the Partnership was not a party to any pending legal proceeding. However, Hotel Brunswick, Inc. and Indepro Property Fund I, Corp. had been named as defendants in a complaint filed November 16, 1995 by Elwood Corbett, Plaintiff. On November 27, 1993, the Plaintiff was a non-paying guest at the Hotel who had received a complimentary room as a bus driver for a group of visitors to the property from New York. The complaint alleged that the Plaintiff slipped and fell in his guest room and further alleged that the Defendants were liable for failure to provide adequate safety measures. In January 1997, this claim was settled for a nominal amount.


ITEM 2.     Changes in Securities

                  None

ITEM 3.     Defaults Upon Senior Securities

                  Not applicable

ITEM 4.     Submission of  Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.     Other Information

                  None

ITEM 6.     Exhibits and Reports on Form 8 - K

                  No reports were filed on Form 8 - K during the quarter ended March 31, 1997.

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


                                           INDEPRO PROPERTY FUND I, L.P.


                                              By: Indepro Property Fund I Corp.,
                                                        General Partner

                                              By:   /s/ Ronald M. Pappas
                                                  ------------------------
                                                        Ronald M. Pappas
                                                        President



Date:  May 14, 1997                           By: /s/ Ann M. Strootman
                                                  ------------------------
                                                      Ann M. Strootman
                                                      Controller



                                              By: /s/ Wayne L. Harris
                                                  ------------------------
                                                      Wayne L. Harris
                                                      Vice President