Form 10-Q
period 1997-06-30
INDEPRO PROPERTY FUND I LP
filed 1997-08-14
CIK 710982

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For the Quarterly Period Ended June 30, 1997     Commission File No.: 2-80756


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

There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of June 30, 1997.

                          INDEPRO PROPERTY FUND I, L.P.
                          INDEX OF FINANCIAL STATEMENTS

                                                                     Page Number

Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets, as of June 30, 1997
                  and December 31, 1996                                        3

         Consolidated Statements of Income, for the three and six
                  months ended June 30, 1997 and 1996                          4

         Consolidated Statements of Partners' Capital for the six
                  months ended June 30, 1997                                   5

         Consolidated Statements of Cash Flows, for the six months
                  ended June 30, 1997 and 1996                                 6

         Notes to Consolidated Financial Statements                          7-8


      Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-12

Part II - Other Information                                                   13

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1997 and December 31, 1996




                                                           JUNE 30   DECEMBER 31
                                                             1997       1996
                                                             ----       ----

                             Assets

Investments in real estate at cost (note 3)              $9,194,350   $9,142,267
Less:  Accumulated depreciation and amortization          3,677,432    3,677,432
                                                         ----------   ----------
Total investments                                         5,516,918    5,464,835

Cash and cash equivalents
                                                          1,022,540    1,217,068
Accounts receivable (net of allowance for doubtful
  accounts of $5,574 in 1997 and $4,467 in 1996)
                                                            523,941      290,554
Prepaid expenses and other assets (net of accumulated
  amortization of $7,750 in 1997 and $6,750 in 1996)
                                                            134,660      108,063
                                                         ----------   ----------
                          Total Assets                   $7,198,059   $7,080,520
                                                         ==========   ==========

                Liabilities and Partners' Capital

Notes payable
                                                            420,497      460,782
Capital lease obligation                                       --            326
Due to general partner and affiliates
                                                             81,072       69,470
Accrued liabilities
                                                            157,419      162,933
Advance deposits
                                                              9,054        5,276
                                                         ----------   ----------
                        Total Liabilities
                                                            668,042      698,787
                                                         ----------   ----------

Partners' capital                                         6,530,017    6,381,733
                                                         ----------   ----------
             Total liabilities and partners' capital     $7,198,059   $7,080,520
                                                         ==========   ==========













         The accompanying notes are an integral part of the consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                    CONSOLIDATED STATEMENTS OF INCOME For the
                three and six months ended June 30, 1997 and 1996


                                        Three months     Three months       Six months       Six months
                                           Ended            Ended             Ended            Ended
                                       June 30, 1997    June 30, 1996     June 30, 1997    June 30, 1996
                                       -------------    -------------     -------------    -------------

          Income

Hotel revenues                          $ 1,270,668      $ 1,311,088       $ 2,231,170      $ 2,239,692
Hotel cost of revenues                      487,779          492,831           872,291          874,660
                                        -----------      -----------       -----------      -----------
Gross profit from hotel operations          782,889          818,257         1,358,879        1,365,032
Investment income                            10,827            9,377            22,116           18,021
                                        -----------      -----------       -----------      -----------

Total income                                793,716          827,634         1,380,995        1,383,053
                                        -----------      -----------       -----------      -----------

               Expenses

Property operating expenses                 271,989          260,806           533,717          517,475
Depreciation and amortization                   500         (135,089)            1,000            1,000
Real estate taxes                            67,240              675           121,366           54,906
Administrative                                7,221           16,721            17,516           38,717
Repairs and maintenance                      22,747           25,956            48,586           49,418
Insurance                                    15,836           17,825            34,115           36,201
Provision for doubtful accounts               1,618            1,123             3,440          (11,121)
Interest expense                              8,987           10,952            18,425           22,118
                                        -----------      -----------       -----------      -----------

Total expenses                              396,138          198,969           778,165          708,714
                                        -----------      -----------       -----------      -----------

Net Income                              $   397,578      $   628,665       $   602,830      $   674,339
                                        ===========      ===========       ===========      ===========

Net income allocated to Limited
Partners                                $   393,602      $   622,378       $   596,802      $   667,596

Net income allocated to General
Partner                                       3,976            6,287             6,028            6,743
                                        -----------      -----------       -----------      -----------
                                        $   397,578      $   628,665       $   602,830      $   674,339
                                        ===========      ===========       ===========      ===========

Net income per Limited Partnership
  interests outstanding (30,000)        $        13      $        21       $        20      $        22
                                        ===========      ===========       ===========      ===========



         The accompanying notes are an integral part of the consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     For the six months ended June 30, 1997



                                                                         Limited
                                                       General         Partnership
                                                       Partner            Units            Total
                                                       -------            -----            -----

Partners' capital at January 1, 1997                 $   759,200       $ 5,622,533       $ 6,381,733

Net income for the quarter ended March 31, 1997            2,053           203,199           205,252
Cash distributions from operations                        (2,273)         (225,000)         (227,273)
                                                     -----------       -----------       -----------

Partners'  capital at March 31, 1997                     758,980         5,600,732         6,359,712

Net income for the quarter ended June 30, 1997             3,976           393,602           397,578
Cash distributions from operations                        (2,273)         (225,000)         (227,273)
                                                     -----------       -----------       -----------

Partners' capital at June 30, 1997                   $   760,683       $ 5,769,334       $ 6,530,017
                                                     ===========       ===========       ===========



























         The accompanying notes are an integral part of the consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996

                                                      Six months        Six months
                                                         Ended             Ended
                                                     June 30, 1997     June 30, 1996

Cash flows from operating activities:

 Net income                                           $   602,830       $   674,339
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             1,000             1,000
 Change in assets and liabilities:
  Increase in accounts receivable                        (233,387)         (195,161)
  Increase in prepaid expenses                            (27,597)          (19,790)
  Decrease in accrued liabilities                          (5,514)           (2,029)
  Increase in advance deposits                              3,778            13,558
  Increase in amounts due to general
     partner and affiliates                                11,602            11,364
                                                      -----------       -----------
Net cash provided by operating activities                 352,712           483,281
                                                      -----------       -----------

Cash flows from investing activities:

  Additions to real estate                                (52,083)          (22,544)
                                                      -----------       -----------
Net cash used in investing activities                     (52,083)          (22,544)
                                                      -----------       -----------

Cash flows from financing activities:

  Repayment of notes payable                              (40,285)          (36,948)
  Repayment of capital lease obligation                      (326)           (5,908)
  Distributions to partners from operations              (454,546)         (454,547)
                                                      -----------       -----------
Net cash used in financing activities                    (495,157)         (497,403)
                                                      -----------       -----------

Net decrease in cash and cash equivalents                (194,528)          (36,666)

Cash and cash equivalents, beginning of period          1,217,068           967,574
                                                      -----------       -----------

Cash and cash equivalents, end of period              $ 1,022,540       $   930,908
                                                      ===========       ===========




         The accompanying notes are an integral part of the consolidated financial statements.

                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               As of June 30, 1997



   1.  General

       The preceding unaudited financial information sets forth the operations of Indepro Property Fund I, L.P. for the six months ended June 30, 1997. In the opinion of Management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six months ended June 30, 1997.

       Footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10
       - K. These interim financial statements should be read in conjunction with the Form 10 - K for the year ended December 31, 1996.

   2.  Partners' Capital

       Indepro Property Fund I, L.P. made distributions of $227,273 in March 1997 relating to the operations for the fourth quarter of 1996 and $227,273 in June 1997 relating to the operations for the first quarter of 1997. In addition, the General Partner expects to continue distributions for 1997 at approximately $227,000 per quarter, subject to the potential sale of the Brunswick Hotel in 1997. However, the level of distributions beyond 1997 will be dependent upon the Hotel's success in replacing the lost OPM business. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners' behalf will be deducted from future distributions.

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

   3.  Investment in Real Estate

       Investment in real estate consisted of the following as of June 30, 1997:

                                                                           Building and
                          Property                          Land           Improvements      Total
                          --------                          ----           ------------      -----

        Brunswick Hotel and Conference Center            $ 285,000          $ 8,909,350   $ 9,194,350
        Less:  Accumulated Depreciation                          0            3,677,432     3,677,432
                                                         ---------          -----------   -----------
        Total                                            $ 285,000          $ 5,231,918   $ 5,516,918
                                                         =========          ===========   ===========

                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               As of June 30, 1997

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

4.  Cash Flow Information

    Net cash provided by operating activities reflects cash payments for interest of $18,517 and $22,326 respectively, during the six months ended June 30, 1997 and June 30, 1996.

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

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)

                                 Part I, Item 2


           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

The Partnership's net income for the six months ended June 30, 1997 was $602,830, a decrease of $71,509 from the same period of the prior year. The primary reason for this decrease is that the results of operations for the six months ended June 30, 1996 included the receipt of a real estate tax refund related to the Brunswick Hotel and Conference Center, net of associated legal fees, of approximately $55,624, the result of a successful appeal. The remainder of the decrease in net income is accounted for by the operations of the Brunswick Hotel and Conference Center.

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel decreased from $682,606 for the six months ended June 30, 1996 to $595,845 for the six months ended June 30, 1997, primarily due to the receipt of the real estate tax refund in 1996 of approximately $55,624 as described above. Excluding the effects of the real estate tax refund, the operations of the Brunswick Hotel decreased by $31,137 from 1996 to 1997. Gross profit from hotel operations is down by $6,153 for the six months ended June 30, 1997, as compared to the same period from the prior year. While average room rates were higher, primarily a result of the annual increase permitted under the government contracts, ($48.58 for 1997 as compared to $47.34 for 1996), average occupancy was lower for the six months ended June 30, 1997 (70.4% as compared to 71.8% for the six months ended June 30, 1996.) In addition, the provision for doubtful accounts has increased from ($11,121) in the six months ended June 30, 1996 to $3,441 for the six months ended June 30, 1997, an increase of $14,562. The provision for doubtful accounts is based on a five year average experience factor. In 1996, a favorable adjustment was made to reflect the fact that the majority of the business in the five years 1991 through 1995 was government business, with very few charge-offs to bad debt expense. Property operating expenses have increased by $16,242 from the six months ended June 30, 1996 to the six months ended June 30, 1997, due partially to an increase in marketing expenditures made to attract more corporate and tourist business, and partially to an increase in general and administrative expenses related to salaries and benefits and computer equipment leasing costs. The increase in property operating expenses was partially offset by a decrease in interest expense of $3,693 due to loan principal amortization and a decrease in insurance expense of $2,086.

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

In addition, the U.S. Government's Office of Personnel Management (OPM) had a contract for the provision of food, rooms and conference facilities for OPM's training sessions which extended through May, 1996. OPM and the Brunswick Hotel have entered into a new agreement which commenced May 1, 1996 and expires September 30, 1997. The initial rate per participant is $74.30 with additional charges for certain other expenses. The agreement gives OPM four one year renewal options, with increases in the daily per participant charge based upon increases in the Consumer Price Index for the Northeast Region. OPM is anticipated to account for approximately 22,000 room nights for the fiscal year ended September 30, 1997. In February 1997, OPM extended its contract from October 1, 1997 through June 30, 1998.

In June, 1996, OPM notified the Brunswick Hotel that it had awarded a fifteen year contract for OPM's training business to a facility to be built in Shepherdstown, West Virginia. OPM is anticipating the new facility will be complete by June, 1998 and the General Partner expects to lose the significant business provided by OPM when the new facility opens. OPM has accounted for approximately 22,000 of the approximately 60,000 total room nights sold at the Hotel annually. The loss of business associated with the OPM contract will result in a significant decline in revenues and cash flows unless and until the Brunswick Hotel can be repositioned to attract other business. This decline is not expected to occur until 1998. Elmhurst Hospitality Management Company and the general manager of the hotel are pursuing other government agencies as possible replacements of the OPM business. In fact, management recently responded to a request for proposals from the Graduate School of the USDA Career Development Program to provide up to 20,000 room nights per year for 5 years commencing May 1998, although there is no assurance that the General Partner will be successful in obtaining this business. On August 8, 1997, the Brunswick submitted its best and final offer to the USDA in response to the request for proposals. The USDA is expected to make its decision in September, 1997. It may award all or a part of the contract to one or more facilities. In addition, the General Partner has increased marketing expenditures in 1997 to attract increased corporate and tourist business. The General Partner believes it can replace at least a portion of the lost OPM business in 1998 through these efforts.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 1997, the Partnership had cash and cash equivalents totaling $1,022,540, in comparison with $1,217,068 at December 31, 1996 and $930,908 at
June 30, 1996. The decrease in cash from December, 1996 is primarily attributable to an increase in accounts receivable related to the government business in June 1997. The increase in cash from June, 1996 is primarily attributable to cash flow provided by operations of the Hotel. The Brunswick Hotel has continued to generate positive cash flow adequate to meet property operating needs and debt service. However, the General Partner expects that the termination of the OPM contract will have a significant impact on the cash flows of the Partnership in 1998. This could impact future partner distributions until the Hotel attracts other business.

In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continued into 1997. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. During 1993 and 1994, the Hotel spent approximately $690,000 to install a complete sprinkler system in all guest rooms and common areas, and to replace bedding, carpet, and other room fixtures. Approximately $107,000 and $121,000 was spent in 1996 and 1995 for the continued upgrading of the Hotel rooms. Capital expenditures totaling approximately $280,000 have been budgeted for 1997, which include the replacement of wallcovering, guest room carpeting and other room furnishings.

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Mall. Approximately $791,443 has been advanced under this note, which has a balance of $420,497 at June 30, 1997.

The Brunswick Hotel is now the sole remaining property owned by the Partnership. On July 15, 1997, the General Partner engaged Hodges, Ward & Elliott, a real estate brokerage company based in Atlanta, Georgia as the exclusive listing agent for the sale of the Brunswick Hotel. Hodges, Ward & Elliott specializes exclusively in the sale of hospitality properties. The General Partner is exploring with Hodges, Ward & Elliott alternative marketing ideas for the sale of the Brunswick Hotel. Indepro Corporation (the Advisor) will use the services of Aegis Realty Consultants to provide professional assistance and recommendations for the consideration of the General Partner in the management and disposition of the Hotel. In accordance with the Partnership Agreement, the Partnership is expected to be dissolved upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis.

        Distributions

Indepro Property Fund I, L.P. made a distribution of $227,273 in March 1997 relating to the operating results for the fourth quarter of 1996 and a distribution of $227,273 in June 1997 related to the operating results for the first quarter of 1997. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners' behalf were deducted from the quarterly distributions. The General Partner expects to continue distributions for 1997 at approximately $227,000 per quarter, subject to the potential sale of the Brunswick Hotel in 1997. However, the level of distributions beyond 1997 will be dependent upon the Hotel's success in replacing the lost OPM business.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

         Distributions (continued)

The General Partner is obligated under the terms of the Partnership agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of June 30, 1997, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,097,427. The Partnership had cash of $1,022,540 at June 30, 1997. If the General Partner distributed this cash, the Limited Partners' share would have been $795,646, which would have reduced the amount of this obligation to $2,301,781. The General Partner has cash of $1,515,079, demand notes of $1,400,000, and would have $226,894 of its share of Partnership cash for a total of $3,141,973 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. As mentioned above, the Partnership is continuing to pursue the sale of the Brunswick Hotel, the sole remaining property in the Partnership. If a desirable sale transaction can be completed, it would be followed by the dissolution and liquidation of the Partnership.


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

                          INDEPRO PROPERTY FUND I, L.P.
                        (A Delaware Limited Partnership)

                                     PART II

                                OTHER INFORMATION


ITEM 1.     Legal Proceedings

               As of June 30, 1997, the Partnership was not a party to any pending legal proceeding. However, Hotel Brunswick, Inc. and Indepro Property Fund I, Corp. had been named as defendants in a complaint filed November 16, 1995 by Elwood Corbett, Plaintiff. On November 27, 1993, the Plaintiff was a non-paying guest at the Hotel who had received a complimentary room as a bus driver for a group of visitors to the property from New York. The complaint alleged that the Plaintiff slipped and fell in his guest room and further alleged that the Defendants were liable for failure to provide adequate safety measures. In January, 1997, this claim was settled for a nominal amount.

ITEM 2.     Changes in Securities

                  None

ITEM 3.     Defaults Upon Senior Securities

                  Not applicable

ITEM 4.     Submission of  Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.     Other Information

                      None

ITEM 6.     Exhibits and Reports on Form 8 - K

                  A Form 8-K was filed on May 28, 1997 to reflect the change in independent auditor from Coopers and Lybrand L.L.P. to Ernst & Young LLP.

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


                                     INDEPRO PROPERTY FUND I, L.P.


                                            By:  Indepro Property Fund I Corp.,
                                                     General Partner

                                            By:   /s/ Wayne L. Harris
                                                  -------------------
                                                     Wayne L. Harris
                                                     Vice President



Date:  August 12, 1997                      By: /s/ Ann M. Strootman
                                            ------------------------
                                                     Ann M. Strootman
                                                     Controller