Form 10-Q
period 1997-09-30
INDEPRO PROPERTY FUND I LP
filed 1997-11-14
CIK 710982

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997   Commission File No.: 2-80756


                          INDEPRO PROPERTY FUND I, L.P.

             (Exact name of registrant as specified in its charter)


                       600 Dresher Road, Horsham, PA 19044
              (Address of principal executive offices and zip code)

          DELAWARE                                    51-0265801
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)

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

                               YES __X__   NO _____


There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of September 30, 1997.

                          INDEPRO PROPERTY FUND I, L.P.
                          INDEX OF FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets, as of September 30, 1997
                  and December 31, 1996                                        3

         Consolidated Statements of Income, for the three and nine
                  months ended September 30, 1997 and 1996                     4

         Consolidated Statements of Partners' Capital for the nine
                  months ended September 30, 1997                              5

         Consolidated Statements of Cash Flows, for the nine months
                  ended September 30, 1997 and 1996                            6

         Notes to Consolidated Financial Statements                          7-8


      Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-12

Part II - Other Information                                                   13

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1997 and December 31, 1996


                                                             SEPTEMBER 30           DECEMBER 31
                                                                 1997                  1996
                                                              ------------          -----------
                            Assets

Investments in real estate at cost (note 3)                     $9,242,098           $9,142,267
Less:  Accumulated depreciation and amortization
   and valuation allowance of $965,000 in 1997                   4,642,432            3,677,432
                                                                ----------           ----------
Total investments                                                4,599,666            5,464,835


Cash and cash equivalents                                        1,250,512            1,217,068

Accounts receivable (net of allowance for doubtful
  accounts of $5,057 in 1997 and $4,467 in 1996)                   455,711              290,554
Prepaid expenses and other assets (net of accumulated
  amortization of $8,250 in 1997 and $6,750 in 1996)               114,550              108,063
                                                                ----------           ----------
                         Total Assets                           $6,420,439           $7,080,520
                                                                ==========           ==========

               Liabilities and Partners' Capital

Notes payable                                                      399,840              460,782
Capital lease obligation                                              --                    326
Due to general partner and affiliates                               86,667               69,470
Accrued liabilities                                                137,083              162,933
Advance deposits                                                    18,710                5,276
                                                                ----------           ----------
                       Total Liabilities                           642,300              698,787
                                                                ----------           ----------

Partners' capital                                                5,778,139            6,381,733
                                                                ----------           ----------
            Total liabilities and partners' capital             $6,420,439           $7,080,520
                                                                ==========           ==========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                    CONSOLIDATED STATEMENTS OF INCOME For the
             three and nine months ended September 30, 1997 and 1996


                                             Three months            Three months          Nine months           Nine months
                                                Ended                    Ended                Ended                 Ended
                                            Sept. 30, 1997          Sept. 30, 1996       Sept. 30, 1997        Sept. 30, 1996
                                            --------------          --------------       --------------        --------------
          Income

Hotel revenues                               $ 1,228,578            $ 1,260,359            $ 3,459,748           $ 3,500,051
Hotel cost of revenues                           436,601                455,829              1,308,892             1,330,489
                                             -----------            -----------            -----------           -----------
Gross profit from hotel operations               791,977                804,530              2,150,856             2,169,562
Investment income                                 11,832                 10,718                 33,948                28,739
                                             -----------            -----------            -----------           -----------
Total income                                     803,809                815,248              2,184,804             2,198,301
                                             -----------            -----------            -----------           -----------

               Expenses

Property operating expenses                      268,529                262,905                802,246               780,380
Depreciation and amortization                        500                    500                  1,500                 1,500
Real estate taxes                                 55,765                 48,759                177,131               103,665
Administrative                                     9,650                 (7,883)                27,166                30,834
Repairs and maintenance                           22,869                 22,973                 71,455                72,391
Insurance                                         (3,278)                 4,249                 30,837                40,450
Provision for doubtful accounts                      684                 (9,759)
Interest expense                                   8,695                 10,471                 27,120                32,589
Property valuation allowance                     965,000                   --                  965,000                  --
                                             -----------            -----------            -----------           -----------

Total expenses                                 1,328,414                343,336              2,106,579             1,052,050
                                             -----------            -----------            -----------           -----------

Net Income                                   $  (524,605)           $   471,912            $    78,225           $ 1,146,251
                                             ===========            ===========            ===========           ===========

Net income allocated to Limited
Partners                                     $  (519,359)           $   467,193            $    77,443           $ 1,134,788

Net income allocated to General
Partner                                           (5,246)                 4,719                    782                11,463
                                             -----------            -----------            -----------           -----------
                                             $  (524,605)           $   471,912            $    78,225           $ 1,146,251
                                             ===========            ===========            ===========           ===========

Net income per Limited Partnership
  interests outstanding (30,000)             $       (17)           $        16            $         3           $        38
                                             ===========            ===========            ===========           ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  For the nine months ended September 30, 1997

                                                                                       Limited
                                                                  General            Partnership
                                                                  Partner               Units                 Total
                                                              -----------            ------------           ----------

Partners' capital at January 1, 1997                          $   759,200            $ 5,622,533            $ 6,381,733

Net income for the quarter ended March 31, 1997                     2,053                203,199                205,252
Cash distributions from operations                                 (2,273)              (225,000)              (227,273)
                                                              -----------            -----------            -----------

Partners'  capital at March 31, 1997                              758,980              5,600,732              6,359,712

Net income for the quarter ended June 30, 1997                      3,976                393,602                397,578
Cash distributions from operations
                                                                   (2,273)              (225,000)              (227,273)
                                                              -----------            -----------            -----------

Partners' capital at June 30, 1997                                760,683              5,769,334              6,530,017

Net income for the quarter ended September 30, 1997                (5,246)              (519,359)              (524,605)
Cash distributions from operations                                 (2,273)              (225,000)              (227,273)
                                                              -----------            -----------            -----------

Partners' capital at September 30, 1997                       $   753,164            $ 5,024,975            $ 5,778,139
                                                              ===========            ===========            ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996

                                                             Nine months        Nine months
                                                                Ended               Ended
                                                            Sept. 30, 1997     Sept. 30, 1996
                                                            --------------     --------------
Cash flows from operating activities:

 Net income                                                $    78,225            $ 1,146,251
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                  1,500                  1,500
  Property valuation allowance                                 965,000                   --
 Change in assets and liabilities:
  Increase in accounts receivable                             (165,157)              (173,376)
  Increase in prepaid expenses                                  (7,987)               (19,607)
  Decrease in accrued liabilities                              (25,850)               (56,299)
  Increase in advance deposits                                  13,434                  4,408
  Increase in amounts due to general
     partner and affiliates                                     17,197                 17,046
                                                           -----------            -----------
Net cash provided by operating activities                      876,362                919,923
                                                           -----------            -----------

Cash flows from investing activities:

  Additions to real estate                                     (99,831)               (35,356)
                                                           -----------            -----------
Net cash used in investing activities                          (99,831)               (35,356)
                                                           -----------            -----------

Cash flows from financing activities:

  Repayment of notes payable                                   (60,942)               (55,965)
  Repayment of capital lease obligation                           (326)                (8,968)
  Distributions to partners from operations                   (681,819)              (681,819)
                                                           -----------            -----------
Net cash used in financing activities                         (743,087)              (746,752)
                                                           -----------            -----------

Net decrease in cash and cash equivalents                       33,444                137,815

Cash and cash equivalents, beginning of period               1,217,068                967,574
                                                           -----------            -----------

Cash and cash equivalents, end of period                   $ 1,250,512            $ 1,105,389
                                                           ===========            ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1997



 1.   General

      The preceding unaudited financial information sets forth the operations of Indepro Property Fund I, L.P. for the nine months ended September 30, 1997. In the opinion of Management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine months ended September 30, 1997.

      Footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10-K. These interim financial statements should be read in conjunction with the Form 10 - K for the year ended December 31, 1996.

2.    Partners' Capital

      Indepro Property Fund I, L.P. made distributions of $227,273 in March 1997 relating to the operations for the fourth quarter of 1996, $227,273 in June 1997 relating to the operations for the first quarter of 1997 and $227,273 in August 1997 relating to the operations for the second quarter of 1997. In addition, the General Partner expects to continue distributions for 1997 at approximately $227,000 per quarter, subject to the potential sale of the Brunswick Hotel in 1997. However, the level of distributions beyond 1997 will be dependent upon the Hotel's success in replacing the lost OPM business. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners' behalf will be deducted from future distributions.

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

3.    Investment in Real Estate

      Investment in real estate consisted of the following as of September 30, 1997:

                                                                         Building and
                          Property                          Land         Improvements          Total
                          --------                       ---------       ------------          -----

        Brunswick Hotel and Conference Center            $ 285,000          $ 8,957,098   $ 9,242,098
        Less:  Accumulated Depreciation and
              valuation allowance                                0            4,642,432     4,642,432
                                                       -----------     ----------------   ------------
        Total                                            $ 285,000          $ 4,314,666   $ 4,599,666
                                                       ===========     ================   ===========


                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1997

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

    The Partnership's remaining real estate property, the Brunswick Hotel and Conference Center, is currently being marketed for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121), the Partnership has recorded a valuation allowance of $965,000 as of September 30, 1997, in order to reflect the fair value of the property. The fair value of the property was determined based on the anticipated sales price less the costs to sell, determined through recent negotiations with potential buyers and the broker. Also in accordance with SFAS No. 121, the Partnership has discontinued recording depreciation on this asset.

4.  Cash Flow Information

    Net cash provided by operating activities reflects cash payments for interest of $27,260 and $32,840 respectively, during the nine months ended September 30, 1997 and September 30, 1996.

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

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)

                                 Part I, Item 2


                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

The Partnership's net income for the nine months ended September 30, 1997 was $78,225, a decrease of $1,068,026 from the same period of the prior year. The primary reason for this decrease is the property valuation allowance of $965,000 recorded as of September 30, 1997 to reflect the current estimated fair value of the Brunswick Hotel and Conference Center, based on recent sale negotiations. The loss of contracts with OPM and the U.S. Army, as discussed below, have resulted in a decrease in estimates of the fair value of the property. In recent years, OPM and the Army combined have accounted for over half of the total business at the Hotel. In addition to the property valuation allowance, the results of operations for the nine months ended September 30, 1996 included the receipt of a real estate tax refund related to the Brunswick Hotel and Conference Center, net of associated legal fees, of approximately $62,370, the result of a successful appeal. The remainder of the decrease in net income is accounted for by the operations of the Brunswick Hotel and Conference Center.

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel decreased from $1,154,039 for the nine months ended September 30, 1996 to $69,261 for the nine months ended September 30, 1997, primarily due to the property valuation allowance of $965,000 and receipt of the real estate tax refund in 1996 of approximately $62,370 as described above. Excluding the effects of the property valuation allowance and the real estate tax refund, the operations of the Brunswick Hotel decreased by $57,408 from 1996 to 1997. Gross profit from hotel operations is down by $18,707 for the nine months ended September 30, 1997, as compared to the same period from the prior year. While average room rates were higher, ($49.39 for 1997 as compared to $48.18 for 1996), primarily a result of the annual increase permitted under the government contracts, average occupancy was lower for the nine months ended September 30, 1997 (73.4% as compared to 75.4% for the nine months ended September 30, 1996.) In addition, the provision for doubtful accounts has increased from ($9,759) in the nine months ended September 30, 1996 to $4,124 for the nine months ended September 30, 1997, an increase of $13,883. The provision for doubtful accounts is based on a five year average experience factor. In 1996, a favorable adjustment was made to reflect the fact that the majority of the business in the five years 1991 through 1995 was government business, with very few charge-offs to bad debt expense. Property operating expenses have increased by $21,866 from the nine months ended September 30, 1996 to the nine months ended September 30, 1997, due partially to an increase in marketing expenditures made to attract more corporate and tourist business, and partially to an increase in general and administrative expenses related to salaries and benefits and front desk and administrative computer equipment service contract costs. The increase in property operating expenses was partially offset by a decrease in interest expense of $5,469 due to loan principal amortization and a decrease in insurance expense of $9,613, due to favorable experience with claims filed. In addition, the Pennsylvania state taxes associated with Hotel Brunswick, Inc., a subsidiary of the Partnership, have increased by $16,468 in the nine months ended September 30, 1997, as compared to the same period of the prior year. This is primarily due to the fact that a favorable adjustment was made in 1996 to reflect the fact that prior year net operating losses could be used to offset 1996 income taxes.

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

In October 1990, the Partnership contracted with two agencies of the U.S. Government to provide training facilities and rooms. The Department of Defense (the Army) has guaranteed a minimum of 11,000 room nights per year of the agreement. The current agreement grants to the Army two one-year options expiring on September 30, 1998. The first one-year option through September 30, 1997 has been exercised, with the U.S. Army booking approximately 12,300 room nights for the fiscal year ended September 30, 1997. However, the U. S. Army did not renew the second one-year option which would have commenced on October 1, 1997. They have been ordered to conduct training in Aberdeen, Maryland at renovated buildings on the base complex. The Army is leasing office space for the fourth quarter of 1997, which, in past years, had been included at no additional cost. The Army will also pay for parking for their administrative staff remaining at the property. The payments for parking and office space will result in approximately $9,000 per month in additional revenue. The Army has also exercised its extension right for the office space and parking agreement for January and February of 1998. In addition, the Army will contribute approximately 2,900 room nights for 1998. The U. S. Army had accounted for approximately 11,000 of the 60,000 room nights sold at the Hotel annually.

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

In June, 1996, OPM notified the Brunswick Hotel that it had awarded a fifteen year contract for OPM's training business to a facility to be built in Shepherdstown, West Virginia. OPM is anticipating the new facility will be complete by June, 1998 and the General Partner expects to lose the significant business provided by OPM when the new facility opens. OPM has accounted for approximately 22,000 of the approximately 60,000 total room nights sold at the Hotel annually. The loss of business associated with the OPM contract, in combination with the loss of business associated with the U. S. Army contract, will result in a significant decline in revenues and cash flows unless and until the Brunswick Hotel can be repositioned to attract other business. This decline is not expected to occur until 1998. Elmhurst Hospitality Management Company and the general manager of the hotel are pursuing other government agencies as possible replacements of the OPM business. In fact, management responded to a request for proposals from the Graduate School of the USDA Career Development Program to provide up to 20,000 room nights per year for 5 years commencing May 1998. The Hotel has been awarded a contract with the USDA Graduate School commencing in the fall of 1998, for approximately 1,600 room nights annually for at least four years. An additional 750 room nights have been placed with the Hotel in March 1998 by OPM-WEL. The Hotel is awaiting a decision on the placement of training for The Peace Corp Solicitation, which would produce approximately 1,200 room nights annually. In addition, the General Partner has increased marketing expenditures in 1997 to attract increased corporate and tourist business. The General Partner believes it can replace at least a portion of the lost OPM and Army business in 1998 through these efforts.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 1997, the Partnership had cash and cash equivalents totaling $1,250,512, in comparison with $1,217,068 at December 31, 1996 and $1,105,389 at
September 30, 1996. The increase in cash from December, 1996 is primarily attributable to cash from operations of the hotel, reduced by distributions to partners and capital expenditures at the Hotel. The increase in cash from September, 1996 is primarily attributable to cash flow provided by operations of the Hotel. The Brunswick Hotel has continued to generate positive cash flow adequate to meet property operating needs and debt service. However, the General Partner expects that the termination of the OPM and Army contracts will have a significant impact on the cash flows of the Partnership in 1998. This could impact future partner distributions until the Hotel attracts other business.

In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continued into 1997. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. During 1993 and 1994, the Hotel spent approximately $690,000 to install a complete sprinkler system in all guest rooms and common areas, and to replace bedding, carpet, and other room fixtures. Approximately $107,000 and $121,000 was spent in 1996 and 1995 for the continued upgrading of the Hotel rooms. Capital expenditures totaling approximately $375,000 have been budgeted for 1997, which include the replacement of wallcovering, guest room carpeting and other room furnishings. As of September 30, 1997, approximately $100,000 has been spent on capital improvements at the Hotel, with the balance to be spent by the end of the year.

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Mall. Approximately $791,443 has been advanced under this note, which has a balance of $399,840 at September 30, 1997.

The Brunswick Hotel is now the sole remaining property owned by the Partnership. On July 15, 1997, the General Partner engaged Hodges, Ward & Elliott, a real estate brokerage company based in Atlanta, Georgia as the exclusive listing agent for the sale of the Brunswick Hotel. Hodges, Ward & Elliott specializes exclusively in the sale of hospitality properties. Indepro Corporation (the Advisor) continues to use the services of Aegis Realty Consultants to provide professional assistance and recommendations for the consideration of the General Partner in the management and disposition of the Hotel. In accordance with the Partnership Agreement, the Partnership is expected to be dissolved upon the sale of the Brunswick Hotel, unless all or a portion of the purchase price is payable on a deferred basis.

The General Partner has received what it believes is a bonafide offer from a hotel acquisitions and management company located in Philadelphia, Pennsylvania. The proposed purchase price is $4,700,000 and comes after several months of negotiations with this prospect which started at a price of $4,000,000. The offer includes a thirty day due diligence and inspection period with closing to occur within seven days after the expiration of the due diligence period. If the Partnership and the proposed purchaser enter into an agreement before November 22, 1997, and barring any unforeseen circumstances, it is possible that this sale transaction could be completed before the end of 1997. The General Partner will use its best efforts to take those steps necessary to dissolve the Partnership and make a distribution of sale proceeds and partnership cash as expeditiously as possible after the sale is completed.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

         Distributions

Indepro Property Fund I, L.P. made a distribution of $227,273 in March 1997 relating to the operating results for the fourth quarter of 1996, a distribution of $227,273 in June 1997 related to the operating results for the first quarter of 1997, and a distribution of $227,273 in August 1997 related to the operating results for the second quarter of 1997. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners' behalf were deducted from the quarterly distributions. The General Partner expects to continue distributions for 1997 at approximately $227,000 per quarter, subject to the potential sale of the Brunswick Hotel in 1997. However, the level of distributions beyond 1997 will be dependent upon the Hotel's success in replacing the lost OPM and Army business.

The General Partner is obligated under the terms of the Partnership agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of September 30, 1997, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,102,379. The Partnership had cash of $1,250,512 at September 30, 1997. If the General Partner distributed this cash, the Limited Partners' share would have been $973,032, which would have reduced the amount of this obligation to $2,129,347. The General Partner has cash of $1,576,472, demand notes of $1,400,000, and would have $277,480 of its share of Partnership cash for a total of $3,253,952 available to satisfy the remaining obligation. This does not include the value of the General Partner's investment in the Partnership or any estimated proceeds from disposal of the Brunswick Hotel which would be distributed to the General Partner. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. As mentioned above, the Partnership is continuing to pursue the sale of the Brunswick Hotel, the sole remaining property in the Partnership. If a desirable sale transaction can be completed, it would be followed by the dissolution and liquidation of the Partnership.


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

                  None

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


                                            INDEPRO PROPERTY FUND I, L.P.


                                             By: Indepro Property Fund I Corp.,
                                                      General Partner

                                            By: /s/ Wayne L. Harris
                                                --------------------------
                                                    Wayne L. Harris
                                                    Vice President



Date:  November 12, 1997                    By: /s/ Ann M. Strootman
                                                --------------------------
                                                    Ann M. Strootman
                                                    Controller