Form 10-K
period 1997-12-31
INDEPRO PROPERTY FUND I LP
filed 1998-03-31
CIK 710982

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10 - K


                    Annual Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1997 Commission File No.: 2-80756


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

                   YES   X                        NO
                      -------                       -------


There is no public market for the Limited Partnership Interests.
Non-affiliates hold 23,579 Limited Partnership Interests as of March 1, 1998.

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

The Registrant sold $15,000,000 of limited partnership interests (30,000 Limited Partnership Units) to the public from March 16, 1983 through June 1, 1983 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-80756). From 1987 to 1989, the General Partner purchased 6,421 Limited Partnership Units (see Item 5). The Registrant is engaged solely in the business of real estate investment having used the net offering proceeds to acquire real property investments.

The Registrant's sole remaining property at December 31, 1997 was the Brunswick Hotel located in Lancaster, Pennsylvania. On January 20, 1998, the Registrant conveyed title to the Brunswick Hotel and Conference Center to L.A. Brunswick Associates, L.P. (the "Purchaser.") The Purchaser is a Pennsylvania limited partnership affiliated with GF Management, Inc., a Pennsylvania corporation, which owns and/or manages hotels and other real estate investments primarily in the greater Philadelphia area and which has no affiliation to the Registrant, the General Partner of the Registrant or Indepro Corp., the Advisor to the Registrant. The Brunswick Hotel and Conference Center (the "Hotel") is a 227 guest room hotel and an approximately 40,000 square foot office/conference center located on approximately 1 acre in Lancaster, Pennsylvania. The Registrant acquired the Brunswick Hotel and Conference Center on January 1, 1987 via transfer from the Penn Mutual Life Insurance Company with an appraised value of $6,650,000 at that date and no mortgage. During 1991, the Hotel obtained third party financing from the Bank of Lancaster County in the form of a promissory note to fund major renovations to the Hotel. Approximately $791,443 was advanced under the note from 1991 through 1993.

The total consideration received by the Registrant for the sale of the property was $4,715,000, which was negotiated at arm's length through a competitive bidding process. Relevant factors utilized in determining the adequacy of the consideration were the sale prices of comparable properties in the marketplace, the age and physical condition of the property sold, present and anticipated future market conditions for hotel properties in the Lancaster area, the duration of the Registrant's investment in the property, and the decision of the Office of Personnel Management ("OPM") and the Department of Defense (the "U.S. Army" or "Army"), the two largest users of guest rooms at the Hotel, not to extend their agreements with the Hotel beyond June 1998. After payment of the costs of sale of approximately $361,371 and the balance of the mortgage loan on the property, together with accrued interest to the date of sale, of $381,472, the total net cash proceeds of $3,972,157 were distributed to the General and Limited Partners of the Registrant in February 1998.

The Brunswick Hotel and Conference Center was the last real property investment owned by the Registrant, and in accordance with the provisions of the limited partnership agreement, the Partnership terminates upon sale or disposition of all real property investments. The General Partner will be implementing a dissolution of the Partnership once the liquor license which is held by Hotel Brunswick, Inc. (an entity whose stock is wholly-owned by the Registrant) is transferred to the Purchaser.

Item 3.  Legal Proceedings
--------------------------

As of December 31, 1997, the Registrant was not a party to any pending legal proceeding.

Item 4.  Submission of  Matters to a Vote of Security Holders
-------------------------------------------------------------

No matters were submitted to a vote of the Registrant's partners during the year ended December 31, 1997.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
         -----------------------------------------------------------------

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


                                                                              Number of
                                                      Number of Units         Investors         Date of        Aggregate
Date of Offer     Expiration Date     Offer Price         Tendered         Tendering Units      Purchase     Purchase Price
-------------     ---------------     -----------         --------         ---------------      --------     --------------
   8/10/89           9/29/89          $  325.32            1,235                60              10/12/89      $  401,770
   8/03/88           9/30/88          $  312.98            1,913                64              10/13/88      $  598,731
   7/30/87           9/28/87          $  316.66            3,273                99              10/12/87      $1,036,428
                                                         -------              ----                          ------------
                                                           6,421               223                            $2,036,929
                                                         =======              ====                           ===========


As of December 31, 1997, there were 886 holders of record of partnership interests in the Registrant not including the General Partner's interest. The General Partner does not currently intend, nor is it obligated to make any future presentment offers available to the Limited Partners.

A return of capital distribution was made in 1989 upon the sale of LaMancha Apartments. This distribution amounted to $16.92 per unit. A return of capital distribution was also made on July 28, 1994 following the sale of Lincoln Oaks Apartments. This distribution amounted to $97.38 per unit. In addition, a return of capital distribution was made in February 1998 following the sale of the Brunswick Hotel and Conference Center. This distribution amounted to $131.08 per unit.

Cash distributions from operations, as set forth below, were made to the Partners of the Registrant during the years ended December 31, 1997 and 1996.

                                             Per
                                           Limited
   Date of              Amount of        Partnership       General Partner 1%
Distribution          Distribution          Unit           Distributive Share
------------          ------------          ----           ------------------
    1996
    ----

  3/27/96              $227,273          $ 7.50                $2,273
  6/10/96              $227,273          $ 7.50                $2,273
  9/20/96              $227,273          $ 7.50                $2,273
 12/20/96              $227,273          $ 7.50                $2,273

    1997
    ----
  3/31/97              $227,273          $ 7.50                $2,273
  5/20/97              $227,273          $ 7.50                $2,273
  8/22/97              $227,272          $ 7.50                $2,272
 12/11/97              $500,000          $16.50                $5,000

                                    PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters (continued)
         -----------------------------------------------------------------


In accordance with the Partnership agreement, the Partnership will be dissolved once the liquor license is transferred to the new owner. In March 1998, the General Partner made a capital contribution to the Partnership in an amount necessary to fund the final guarantee payment. The General Partner made a final distribution of remaining Partnership funds, as well as the 8% guaranteed return in March 1998. This distribution amounted to either $122.65 or $122.43 per Limited Partnership Unit depending on the date of the Limited Partners' admission to the Partnership.

In 1992, the Commonwealth of Pennsylvania began requiring the withholding of Pennsylvania state income taxes from distributions to non-Pennsylvania resident Limited Partners. Therefore, the General Partner withheld estimated Pennsylvania state income taxes and remitted them to the Commonwealth of Pennsylvania for taxable income for the years related to 1993 through 1997. Pennsylvania state income taxes were withheld from the final distribution.

Item 6.  Selected Financial Data
         -----------------------

                                                                For the years ended December 31,

                                                1997            1996           1995           1994          1993
                                                ----            ----           ----           ----          ----
Gross profit from hotel operations              $2,674,978    $ 2,784,266     $2,833,071     $2,815,834    $2,949,701
Net income (loss)                                (242,830)      1,358,856        775,464      2,144,691       929,068
  Per Limited Partnership Interest
 outstanding (30,000 units)                            (8)             45             26             71            31
Ordinary taxable income                            813,463        940,944        724,821        971,134       908,603
  Per Limited Partnership Interest
  outstanding (30,000 units)                            27             31             24             32            30
Section 1231 tax gain                                    -              -              -      1,903,227             -
  Per Limited Partnership Interest
  outstanding (30,000 units)                             -              -              -             63             -
Cash and short term investments                    989,554      1,217,068        967,574      2,226,528     2,257,939
Total investment properties, net of
  accumulated depreciation and
  valuation allowance                            4,353,629      5,464,835      5,357,673      5,768,756     5,936,526
Total assets                                     5,700,564      7,080,520      6,718,184      8,531,028    10,477,408
Notes payable and other financing                  378,618        461,108        548,686        629,252       703,249
Distributions to Limited Partners
  from operations                                1,170,000        900,000      2,400,000      1,125,000       300,000
  Per Limited Partnership Interest
  outstanding (30,000 units)                            39             30             80             38            10
Distributions to Limited Partners
  from liquidation of joint venture                      -              -              -      2,921,395             -
  Per Limited Partnership Interest
  outstanding (30,000 units)                             -              -              -             97             -
Properties owned on December 31                          1              1              1              1             2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Results of Operations

The Partnership's net loss for the year ended December 31, 1997 was $(242,830), a decrease of $1,601,686 from the net income of $1,358,856 for the year ended December 31, 1996. This decrease is primarily attributable to a valuation allowance of $1,382,166 established in 1997 to record the Brunswick Hotel and Conference Center (the Hotel) at its fair value less costs to sell. The Hotel was sold on January 20, 1998, and its fair value was determined based on the sales price on that date. The sales price was adversely impacted by the fact that the OPM and U.S. Army had both notified the General Partner of their intentions not to renew their respective contracts with the Hotel. In addition, an additional write off of $37,250 was made in 1997 related to mortgage loan refinancing fees and the value of the hotel's liquor license, due to the sale. The Partnership's net income for 1996 of $1,358,856 reflected an increase of $583,392 from 1995, which was attributable to the adoption of Statement of Financial Accounting Standards 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with this Statement, since the Hotel was being held for sale, the Partnership discontinued recording depreciation effective January 1, 1996. This caused an increase in net income of $532,455 from 1995 levels.

Brunswick Hotel and Conference Center
-------------------------------------

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel has fluctuated from $800,252 in 1995 to $1,405,953 in 1996 to a loss of $(222,839) in 1997. The decrease in income attributable to the Brunswick Hotel of $1,628,792 from the year ended December 31, 1996 to the year ended December 31, 1997 is primarily due to the fact that a valuation allowance of $1,382,166 was recorded in 1997 to record the Brunswick Hotel at its fair value less costs to sell, along with associated write-offs of loan fees and the value of the liquor license of $37,250. In addition, 1996 results reflected a refund of approximately $93,000 received from a successful appeal of the real estate taxes on the Hotel for years 1989 through 1992. Excluding the effects of the property valuation allowance and the real estate tax appeal, the operations of the Brunswick Hotel decreased by approximately $116,376 from 1996 to 1997. Overall, hotel revenues decreased by $128,930 in 1997 due to a decline in average occupancy from 73% in 1996 to 70% in 1997, partially offset by slightly higher average room rates. Lower revenues were partially offset by lower expenses. Specifically, costs of sales decreased by $41,560 in 1997 as compared to 1996, as a result of the decline in occupancy. In addition, the cost of insurance at the Hotel has decreased by $21,346, as a result of favorable experience refund adjustments. Partially offsetting these decreases, property operating expenses increased by $34,492, primarily as a result of the accrual of final vacation amounts paid to employees due to the sale of the Hotel.

The increase in income related to the operations of the Brunswick Hotel and Conference Center from 1995 to 1996 of $605,701 was primarily attributable to the discontinuation of depreciation in accordance with Statement of Financial Accounting Standards 121. In addition, 1996 results included the receipt of a real estate tax refund of approximately $93,000 as discussed above.

The following is a breakdown of occupancy attributable to each major segment, based on room nights sold for each of the three years in the period ending December 31:


                                            1997                        1996                          1995

                                        Room Nights                 Room Nights                   Room Nights
                                            Sold           %            Sold           %              Sold              %
                                                          ---                         ---                              ---
U.S. Government                              33,018       58%          35,857         60%              38,785        64%
Tourist, Corporate and Others                23,443       42%          23,484         40%              21,588        36%
                                            -------                   -------                         -------
Total Room Nights Sold                       56,461                    59,341                          60,373


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
        -----------------------------------------------------------------------

Results of Operations (Continued)

Brunswick Hotel and Conference Center, continued
------------------------------------------------

Room nights attributable to the U.S. Government business decreased in 1997 primarily due to a decline in room nights provided by the Department of Defense (the Army). In October 1990, the Partnership had contracted with the Army to provide training facilities and rooms. The Army had guaranteed a minimum of 11,000 room nights per year of the agreement. The agreement granted to the Army two one-year options to extend the agreement expiring on September 30, 1998. The first year option was exercised, with the Army booking approximately 12,300 room nights for the fiscal year ended September 30, 1997. However, in April 1997, the Army notified the General Partner that they would not renew the second one-year option which would have commenced on October 1, 1997. They have been ordered to conduct training in Aberdeen, Maryland at renovated buildings on the base complex. The Army is leasing office space for the fourth quarter of 1997, which in past years had been included at no additional cost. The Army will also pay for parking for their administrative staff remaining at the property. The payments for parking and office space will result in approximately $9,000 per month in additional revenue. The Army has also exercised its extension right for the office space and parking agreement for January and February 1998. In addition, the Army will contribute approximately 2,900 room nights for 1998. The Army had accounted for approximately 11,000 of the 60,000 room nights sold at the Hotel annually.

In addition, the U.S. Government's Office of Personnel Management (OPM) had a contract for the provision of food, rooms and conference facilities for OPM's training sessions which extended through May, 1996. OPM and the Brunswick Hotel had entered into a new agreement which commenced May 1, 1996 and expired September 30, 1997. The initial rate per participant was $74.30 with additional charges for certain other expenses. The agreement gives OPM four one year renewal options, with increases in the daily per participant charge based upon increases in the Consumer Price Index for the Northeast Region. OPM accounted for approximately 22,000 room nights for the fiscal year ended September 30, 1997. In February, 1997, OPM extended its contract from October 1, 1997 through June 30, 1998.

In June, 1996, OPM notified the Brunswick Hotel that it had awarded a fifteen year contract for OPM's training business to a facility to be built in Shepherdstown, West Virginia. OPM is anticipating the new facility will be complete by June, 1998 and the General Partner expected to lose the significant business provided by OPM when the new facility opens. OPM has accounted for approximately 22,000 of the approximately 60,000 total room nights sold at the Hotel annually. The loss of business associated with the OPM contract, in combination with the loss of business associated with the Army contract, will result in a significant decline in revenues and cash flows unless and until the Hotel can be repositioned to attract other business. This loss of business was a significant factor in the General Partner's decision to sell the Hotel in January 1998.

The Brunswick Hotel property also includes an adjacent conference center. Prior to 1991, this space was primarily a retail mall. In 1991, the Partnership converted a portion of the upper level Mall to office space for the Army. In addition, the lower level Mall was converted to additional conference facilities and office space for the Office of Personnel Management
(OPM). Hotel room night charges generally include a provision for the use of the office and conference space. The Hotel does not separately charge customers for these facilities in most cases, with the exception of the Army lease as discussed above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
        -----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of December 31, 1997, the Partnership had cash and cash equivalents totaling $989,554, a decrease of $227,514 from the same date of the previous year. The decrease in cash is primarily attributable to an increase in the cash distribution in the fourth quarter of 1997 from the $7.50 per unit that had been distributed quarterly to $16.50 per unit. This additional cash distribution was made in anticipation of the dissolution of the Partnership to occur in 1998.

Cash provided by operations from the Hotel has decreased in 1997 to $1,190,893 from $1,291,291 in 1996, primarily due to the loss of government business. The cash flow provided by operations of the Hotel in 1996 reflected a decrease of $215,408 from the 1995 cash provided by operations of $1,506,699, due to the fact that 1995 cash flows included the collection of a large amount of 1994 receivables. Hotel Brunswick has continued to generate positive cash flow adequate to meet property operating needs and debt service. However, the General Partner expects that the termination of the OPM and U. S. Army contracts will have a significant impact on the cash flows of the Partnership in early 1998.

In order to remain competitive with the other hotels in the area for business in the government, corporate and tourist segments, an upgrading of the Hotel began in 1991 and continued through 1997. These renovations have included upgrades to most guest rooms, renovations of the lobby and other common areas, and replacement of the boiler and laundry equipment. From 1993 through 1996, the Hotel spent approximately $918,000 to install a complete sprinkler system in all guest rooms and common areas, and to replace bedding, carpet, and other room fixtures. Approximately $201,097 was spent in 1997 for the continued upgrading of the Hotel rooms.

During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Conference Center. Approximately $791,443, which included $16,000 in loan fees, has been advanced under this note. As of December 31, 1997, the outstanding balance on the promissory note was $378,618.

At December 31, 1997 the Brunswick Hotel was the sole remaining property owned by the Partnership. On January 20, 1998, the Partnership conveyed title to the Brunswick Hotel to L.A. Brunswick Associates, L.P. (the Purchaser.) The Purchaser is a Pennsylvania limited partnership affiliated with GF Management, Inc., a Pennsylvania corporation, which owns and/or manages hotels and other real estate investments primarily in the greater Philadelphia area and which has no affiliation to the Partnership, the General Partner, or Indepro Corp. (the Advisor). The total consideration received by the Partnership for the sale of the property was $4,715,000 which was negotiated at arm's length through a competitive bidding process. Relevant factors utilized in determining the adequacy of the consideration were the sale prices of comparable properties in the marketplace, the age and physical condition of the property sold, present and anticipated future market conditions for hotel properties in the Lancaster area, the duration of the Partnership's investment in the property, and the decision of the OPM and Army, the two largest users of guest rooms at the hotel, not to extend their agreements beyond June 1998. After payment of the costs of sale of approximately $361,371 and the balance of the mortgage loan on the property, together with accrued interest to the date of sale, of $381,472, the total net cash proceeds of $3,972,157 was distributed to the General and Limited Partners in February 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
        ----------------------------------------------------------------

Liquidity and Capital Resources (continued)

Distributions
-------------

Indepro Property Fund I, L.P. has made four distributions relating to the operations of the Partnership throughout 1997. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners behalf were deducted from these distributions. In addition, the General Partner made a final distribution of $2,888,290 in March 1998 relating to the guaranteed 8% return as well as the remaining operating cash at the Partnership as discussed below.

The General Partner is obligated under the terms of the Partnership Agreement to make a capital contribution upon the Partnership's dissolution in an amount sufficient to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of December 31, 1997, the estimated amount of this obligation to the Limited Partners (excluding the Limited Partnership Units owned by the General Partner) was approximately $2,888,290. Since the Partnership effectively terminated upon the sale of the Brunswick Hotel and Conference Center, in March 1998 the General Partner made a contribution to the Partnership in an amount necessary to satisfy the guaranteed return obligation. Also, in March 1998, a final distribution was made to the Limited Partners in the amount of $122.43 or $122.65 per Limited Partnership Unit, depending on the date of the Limited Partners' admission to the Partnership. This distribution included remaining partnership cash as well as the amount contributed by the General Partner to fund the 8% guaranteed return.

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

Year 2000 Disclosure

Since the last real property investment was sold by the Partnership on January 20, 1998, and since the Partnership effectively terminates upon sale of all the real property investments, the Partnership will be formally dissolved during 1998. Therefore, the General Partner does not expect to encounter any problems with the Year 2000 in its computer systems.


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

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                       RECONCILIATION OF INCOME BETWEEN
                   CONSOLIDATED FINANCIAL STATEMENTS AND TAX
              INFORMATION For the years ended December 31, 1997,
                                1996, and 1995

                                                                    1997           1996          1995
                                                                    ----           ----          ----
Net income per Consolidated Statements of Income                   $(242,830)   $ 1,358,856   $ 775,464
                                                                   ------------------------------------
Depreciation deducted for tax purposes less than
   (in excess of) amounts expensed for consolidated
   financial statement purposes                                     (343,099)      (361,413)    123,995
Income from wholly-owned subsidiary not included for
   tax purposes                                                      (19,043)       (44,302)   (179,092)
Loss recognized for property valuation allowance
   for consolidated financial statement purposes in excess
   of tax loss  (a)                                                1,382,166              -           -
Loss on write off of other assets recognized for
   consolidated financial statement purposes in
   excess of tax loss  (a)                                            37,250              -      10,720

Book/tax bad debt adjustment.  Section 481 holdback
   and specific charge-off differences                                  (981)       (12,197)     (6,266)
                                                                   ------------------------------------
Total book to tax differences                                      1,056,293       (417,912)    (50,643)
                                                                   ------------------------------------

Net income reported on U.S. Partnership Return of Income          $  813,463    $   940,944    $724,821
                                                                   ====================================


(a) The loss on the sale of real estate and write off of other assets will be included in the U.S. Partnership Return of Income in 1998.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                  RECONCILIATION OF PARTNERS' CAPITAL BETWEEN
             CONSOLIDATED FINANCIAL STATEMENTS AND TAX INFORMATION


             For the years ended December 31, 1997, 1996 and 1995

                                                                                  Cumulative Net
                                                             Cumulative Fees         Difference
                                           Balances per       Not Deducted            Between
                                           Consolidated      For Income Tax         Consolidated
                                            Financial         Purposes and           Financial         Balance Per
                                            Statements         Excess loss         Statements and      Tax Return
Partners' Capital Account                  Dec. 31 (A)         Transferred        Tax Information       Dec. 31.
-------------------------                  -----------         -----------        ---------------       --------

      1997

Total                                       $4,957,085          $  28,849            $  337,016           $5,322,950
                                            ==========          =========            ==========           ==========

General Partner                             $  744,954          $ 945,313            $(941,814)          $  748,453
                                            ==========          =========            ==========           ==========
Limited Partner                             $4,212,131          $(916,464)           $1,278,830           $4,574,497
                                            ==========          =========            ==========           ==========
Per Limited Partnership Interest (C)        $      140          $     (31)           $       43           $      152
                                            ==========          =========            ==========           ==========

      1996

Total                                       $6,381,733          $  28,849            $ (719,276)          $5,691,306
                                            ==========          =========            ==========           ==========
General Partner                             $  759,200          $ 945,313            $ (952,378)          $  752,135
                                            ==========          =========            ==========           ==========
Limited Partner                             $5,622,533          $(916,464)           $  233,102           $4,939,171
                                            ==========          =========            ==========           ==========
Per Limited Partnership Interest (C)        $      187          $     (31)           $        8           $      165
                                            ==========          =========            ==========           ==========

      1995

Total                                       $5,931,968          $  28,849            $ (301,364)          $5,659,453
                                            ==========          =========            ==========           ==========
General Partner                             $  754,702          $ 945,313            $ (948,201)          $  751,814
                                            ==========          =========            ==========           ==========
Limited Partner                             $5,177,266          $(916,464)           $  646,837           $4,907,639
                                            ==========          =========            ==========           ==========
Per Limited Partnership Interest (C)        $      173          $     (31)           $       22           $      164
                                            ==========          =========            ==========           ==========

(A) Per Consolidated Statements of Partners' Capital on Page F-6 of Form 10-K (except for the amount Per Limited Partnership Unit in (C).)

(B) For further information on 1997, 1996 and 1995, see Reconciliation of Income Between Consolidated Financial Statements and Tax Information included in Item 8 of Form 10-K on Page 9.

(C) Per interest computations represent amounts divided by the outstanding interests (30,000) at the end of the year.

Item 9.  Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------

There have been no reported disagreements on any matter of accounting principles or practices or consolidated financial statement disclosures.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The names, ages and business experience of the directors and executive officers of the General Partner of the Registrant as of December 31, 1997 were as follows:


      Name                  Title                Age       Election Date

Ronald M. Pappas      President and Director      55       July 17, 1991
Wayne L. Harris       Vice President              38       December 3, 1991
Laura M. Ritzko       Secretary                   36       October 3, 1996
Ann M. Strootman      Controller                  35       December 20, 1991
Richard F. Yoder      Director                    67       July 17, 1991

Ronald M. Pappas: President and Director since October 27, 1987; Vice President of Real Estate and Mortgages for Penn Mutual since 1984.

Wayne L. Harris: Vice President since December 3, 1991; Treasurer from July 17, 1990 to December 3, 1991; served with the Advisor in the following capacities: Vice President since December 3, 1991; Acquisitions Officer from January 1, 1985 to December 3, 1991; Senior Financial Analyst from July 1, 1984 to January 1, 1985; Financial Analyst from November 16, 1981 to July 1, 1984; Investment Officer for Penn Mutual from January, 1990 to March 1997. Consultant for Penn Mutual since March 1997.

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


The General Partner is entitled to receive a partnership management fee equal to 1% of the Partnership's interest in its properties' annual gross rents and hotel revenues, not to exceed 2.5% of the Partnership's Distributable Cash (prior to payment of these fees) in any fiscal year. This fee totaled $29,545, $22,727, and $45,530, for the years ended December 31, 1997, 1996, and 1995, respectively.

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

Item 13.  Certain Relationships and Related Transactions
---------------------------------------------------------

There have been no material transactions with related parties during the year ended December 31, 1997.

The General Partner is reimbursed for direct expenses related to the administration of the Partnership. Reimbursements totaled $6,051, $5,525, and $8,224, for the years ended December 31, 1997, 1996 and 1995, respectively.

The General Partner is entitled to receive a partnership management fee equal to 1% of the Partnership's interest in its properties' annual gross rents and hotel revenues, not to exceed 2.5% of the Partnership's Distributable Cash (prior to payment of these fees) in any fiscal year. This fee totaled $29,545, $22,727 and $45,530 for the years ended December 31, 1997, 1996 and 1995, respectively.

                                    PART IV


Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
         -------------------------------------------------------------------


(a) (1 & 2) See Index to Consolidated Financial Statements and Schedules on Page F-1 of Form 10-K. (3) Exhibits: None

(b) Reports on Form 8-K: A report on Form 8-K was filed on February 4, 1998 to reflect the sale of the Brunswick Hotel and Conference Center on January 20, 1998.

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


                                         Indepro Property Fund I, L.P.
                                         By: Indepro Property Fund I Corp.,
                                             General Partner


                                         By:  /s/ Ronald M. Pappas
                                              ---------------------------------
                                              Ronald M. Pappas
                                              President



Date:  March 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                          Title                                             Date
/s/ Ronald M. Pappas                President and Director                              March 28, 1998
-------------------------          (Chief Executive Officer)
    Ronald M. Pappas


/s/ Wayne L. Harris                 Vice President                                      March 28, 1998
------------------------
    Wayne L. Harris


/s/ Ann M. Strootman                Controller                                          March 28, 1998
------------------------            (Chief Financial Officer)
    Ann M. Strootman

/s/ Richard F. Yoder                Director                                            March 28, 1998
-------------------------
    Richard F. Yoder

                                      14

                         INDEPRO PROPERTY FUND I, L.P.
        INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                        Page Number
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES OF
INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY


     Reports of Independent Accountants                                                   F-2 to F-3

     Consolidated Balance Sheets, as of December 31, 1997 and 1996                           F-4


     Consolidated Statements of Income, for the years ended
       December 31, 1997, 1996 and 1995                                                      F-5

     Consolidated Statements of Partners' Capital for the years
       ended December 31, 1997, 1996 and 1995                                                F-6

     Consolidated Statements of Cash Flows, for the years ended
       December 31, 1997, 1996 and 1995                                                      F-7

     Notes to Consolidated Financial Statements                                         F-8 to F-12

     Schedule II -- Valuation and Qualifying Accounts,
       for the years ended December 31, 1997, 1996 and 1995                                  F-13

     Schedule III -- Real Estate and Accumulated Depreciation,
       as of December 31, 1997                                                               F-14


FINANCIAL STATEMENT OF INDEPRO PROPERTY FUND I, CORP

     Report of Independent Accountants                                                       F-15
     Balance Sheet as of December 31, 1997                                                   F-16
     Notes to Balance Sheet                                                              F-17 to F-19

                                     F-1

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Indepro Property Fund I, L.P.

     We have audited the accompanying consolidated balance sheet of Indepro Property Fund I, L.P. and Subsidiary as of December 31, 1997, and the related consolidated statements of income, partners' capital, and cash flows for the year then ended. Our audit also included the 1997 information on the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indepro Property Fund I, L.P. and Subsidiary as of December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the 1997 information on the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       /s/ Ernst & Young LLP



Philadelphia, Pennsylvania
March 20, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Indepro Property Fund I, L.P.

     We have audited the accompanying consolidated balance sheet of Indepro Property Fund I, L.P. and Subsidiary (a Delaware Limited Partnership) as of December 31, 1996 and the related consolidated statements of income, partners' capital and cash flows for each of the two years in the period ended December 31, 1996 and the Schedule II Valuation and Qualifying Accounts for the two years ended December 31, 1996. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indepro Property Fund I, L.P. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                           /s/ Coopers & Lybrand L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February  23, 1997

                 Indepro Property Fund I, L.P. and Subsidiary
                       (A Delaware Limited Partnership)
                          Consolidated Balance Sheets
                       As of December 31, 1997 and 1996

                                                                   1997             1996
                                                                   ----             ----

                                    ASSETS

Investment in real estate held for sale (notes 1 and 4)        $ 9,413,227       $ 9,142,267
Less:  Accumulated depreciation and amortization and
       valuation allowance                                       5,059,598         3,677,432
                                                               -----------       -----------
                                                                 4,353,629         5,464,835
Cash and cash equivalents                                          989,554         1,217,068
Accounts receivable (net of allowance for doubtful
  accounts of $3,553 in 1997 and $4,467 in 1996)                   286,825           290,554
Prepaid expenses and other assets (net of accumulated
  amortization of $0 in 1997 and $6,750 in 1996)                    70,556           108,063
                                                               -----------       -----------
                            Total Assets                       $ 5,700,564       $ 7,080,520
                                                               ===========       ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                  $   378,618       $   460,782
Capital lease obligation                                                 -               326
Due to general partner and affiliates                               99,209            69,470
Accrued liabilities                                                257,182           162,933
Advance deposits                                                     8,470             5,276
                                                               -----------       -----------
                            Total Liabilities                      743,479           698,787

                                                               -----------       -----------
Partners' capital                                                4,957,085         6,381,733
       Total liabilities and partners' capital                 $ 5,700,564       $ 7,080,520
                                                               ===========       ===========




                The accompanying notes are an integral part of
                    the consolidated financial statements.

                 Indepro Property Fund I, L.P. and Subsidiary
                       (A Delaware Limited Partnership)
                       Consolidated Statements of Income
             For the years ended December 31, 1997, 1996, and 1995

                                                1997               1996               1995
                                                ----               ----               ----

                                    INCOME

Hotel revenues                               $ 4,399,189        $ 4,550,037        $ 4,608,277
Hotel cost of revenues                         1,724,211          1,765,771          1,775,206
                                             -----------        -----------        -----------
Gross profit from hotel operations             2,674,978          2,784,266          2,833,071
Investment income                                 46,911             40,019             62,346
                                             -----------        -----------        -----------
Total income                                   2,721,889          2,824,285          2,895,416
                                             -----------        -----------        -----------
                                   EXPENSES

Property operating expenses                  $ 1,069,030        $ 1,034,538        $ 1,024,048
Depreciation and amortization (see note 3)         2,000              2,000            534,348
Real estate taxes                                232,897            161,540            222,870
Administrative                                    70,894             74,462            107,321
Repairs and maintenance                           92,094             95,280            105,106
Insurance                                         36,865             58,211             68,707
Provision for doubtful accounts                    6,186             (3,093)            (2,792)
Interest expense                                  35,337             42,491             49,624
Write off of other assets                         37,250                  -             10,720
Property valuation allowance                   1,382,166                  -                  -
                                             -----------        -----------        -----------
Total expense                                  2,964,719          1,465,429          2,119,952
                                             -----------        -----------        -----------

Net Income (Loss)                            $  (242,830)       $ 1,358,856        $  (775,464)
                                             ===========        ===========        ===========

Net income (loss) allocated to
  Limited Partners                           $  (240,402)       $ 1,345,267        $  767,709

Net income (loss) allocated to
  General Partner                                 (2,428)            13,589             7,755
                                             -----------        -----------        ----------
                                             $  (242,830)       $ 1,358,856        $  775,464

Net income (loss) per Limited Partnership
  interests outstanding (30,000)             $        (8)       $        45        $       26
                                             ===========        ===========        ==========




              The accompanying notes are an integral part of the
                      consolidated financial statements.

                 Indepro Property Fund I, L.P. and Subsidiary
                       (A Delaware Limited Partnership)
                 Consolidated Statements of Partners' Capital
             For the years ended December 31, 1997, 1996, and 1995

                                                                 Limited
                                              General          Partnership
                                              Partner             Units              Total


Partners'  capital at January 1, 1995        $ 771,190        $ 6,809,557         $ 7,580,747

  Net income                                     7,755            767,709             775,464
  Cash distributions from operations           (24,243)        (2,400,000)         (2,424,243)
                                             ---------        -----------         -----------

Partners' capital at December 31, 1995       $ 754,702        $ 5,177,266         $ 5,931,968

  Net income                                    13,589          1,345,267           1,358,856
  Cash distributions from operations            (9,091)          (900,000)           (909,091)
                                             ---------        -----------         -----------

Partners' capital at December 31, 1996       $ 759,200        $ 5,622,533         $ 6,381,733

  Net loss                                      (2,428)          (240,402)           (242,830)
  Cash distributions from operations           (11,818)        (1,170,000)         (1,181,818)
                                             ---------        -----------         -----------

Partners' capital at December 31, 1997       $ 744,954        $ 4,212,131         $ 4,957,085
                                             =========        ===========         ===========




              The accompanying notes are an integral part of the
                      consolidated financial statements.

                 Indepro Property Fund I, L.P. and Subsidiary
                       (A Delaware Limited Partnership)
                     Consolidated Statements of Cash Flows
             For the years ended December 31, 1997, 1996, and 1995


                                                                         1997            1996           1995
                                                                         -----           -----          ----
Cash flows from operating activities:
-------------------------------------
Net Income (Loss)                                                    $  (242,830)    $ 1,358,856     $  775,464

 Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                            2,000           2,000        534,348
  Write-off of other assets                                               37,250               -         10,720
  Property valuation allowance                                         1,382,166               -              -

Change in assets and liabilities

  Decrease in accounts receivable                                          3,729           2,918        127,752
  Decrease (increase) in prepaid expenses                                 (1,743)        (10,598)         2,442
  Increase (decrease) in accrued liabilities                              24,386         (24,281)        (6,894)
  Increase (decrease) in advance deposits                                  3,194             490         (2,828)
  Increase (decrease) in amounts due to general
   partner and affiliates                                                 29,739          23,940        (73,777)
                                                                      ----------        --------     ----------
Net cash provided by operating activities                              1,237,891       1,353,325      1,367,228
                                                                      ----------        --------     ----------
Cash flows from investing activities:
-------------------------------------
  Additions to real estate                                              (201,097)       (107,162)      (121,372)
                                                                      ----------        --------     ----------
Net cash provided by (used in) investing activities                     (201,097)       (107,162)      (121,372)
                                                                      ----------        --------     ----------
Cash flows from financing activities
-------------------------------------
  Repayment of notes payable                                             (82,164)        (75,476)       (69,556)
  Repayment of capital lease obligation                                     (326)        (12,102)       (11,010)
  Distributions to partners from operations                           (1,181,818)       (909,091)    (2,424,243)
                                                                      ----------        --------     ----------
Net cash used in financing activities                                 (1,264,308)       (996,669)    (2,504,809)
                                                                      ----------        --------     ----------

Net increase (decrease) in cash and cash equivalents                    (227,514)        249,494     (1,258,954)
Cash and cash equivalents, beginning of period                         1,217,068         967,574      2,226,528
                                                                      ----------        --------     ----------
Cash and cash equivalents, end of period                             $   989,554     $ 1,217,068     $  967,574
                                                                      ----------        --------     ----------

                  The accompanying notes are an integral part of the consolidated financial statements.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Subsequent Event:

    On January 20, 1998 the Partnership conveyed title to the Brunswick Hotel and Conference Center to L.A. Brunswick Associates, L.P. (the Purchaser.) The Purchaser is a Pennsylvania limited partnership affiliated with GF Management, Inc., a Pennsylvania corporation, which owns and/or manages hotels and other real estate investments primarily in the greater Philadelphia area and which has no affiliation to the Partnership, the General Partner, or Indepro Corp. (the Advisor). The total consideration received by the Partnership for the sale of the property was $4,715,000 which was negotiated at arm's length through a competitive bidding process. Relevant factors utilized in determining the adequacy of the consideration were the sale prices of comparable properties in the marketplace, the age and physical condition of the property sold, present and anticipated future market conditions for hotel properties in the Lancaster area, the duration of the Partnership's investment in the property, and the decision of the OPM and Army, the two largest users of guest rooms at the hotel, not to extend their agreements beyond June 1998. After payment of the costs of sale of approximately $361,371 and the balance of the mortgage loan on the property of $381,472, the total net cash proceeds of $3,972,157 was distributed to the General and Limited Partners in February 1998. In addition, since the Partnership effectively terminates upon sale of all the real property holdings, and since the Brunswick Hotel was the last remaining real property investment in the Partnership, the Partnership will be dissolved in 1998. Since the 8% guaranteed return is payable upon dissolution of the Partnership, in March 1998 the General Partner made a contribution to the Partnership in an amount necessary to satisfy the 8% guaranteed return. In addition, also in March 1998, the General Partner made a final distribution to the Limited Partners of $122.43 or $122.65 per Limited Partnership Unit (depending on the date of the Limited Partners' admission to the Partnership), which represented remaining Partnership cash from operations as well as the 8% guaranteed return.


2.  Partnership Organization and Operation:


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

    Presentment Offerings


    In 1987, 1988 and 1989, the General Partner made presentment offers available to the Limited Partners whereby each Limited Partner was able to sell all or part of his units to the General Partner at approximately 85% of the amount that would be distributable assuming the Partnership sold its properties at fair value. The Limited Partners tendered 6,421 units to the General Partner for an aggregate purchase price of $2,036,929. The General Partner does not currently intend, nor is it obligated, to make any future presentment offers to the Limited Partners.


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


3.  Summary of Significant Accounting Policies:

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

    Investments in Real Estate

    Effective January 1, 1996 the Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) which requires that assets which are expected to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell. The Partnership's remaining real estate property at December 31, 1997, the Brunswick Hotel and Conference Center, was sold on January 20, 1998. Accordingly, a valuation allowance of $1,382,166 was established in 1997 to report the property at its fair value, represented by the sales price, less costs to sell. Also in accordance with SFAS No. 121, the Partnership discontinued recording depreciation on this asset as of January 1, 1996.

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

    Fair Value of Financial Instruments


    For instruments such as cash, accounts receivable and payable and other liabilities, the carrying amount approximates fair value because of their short maturity. The estimated fair value of the mortgage note payable is $394,455. The fair value is estimated by discounting the cash flows associated with the note using an interest rate currently available for similar debt.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued


3.  Summary of Significant Accounting Policies (Continued):

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

    Quarterly cash distributions from operations of $6.25 per Limited Partnership Unit were made to the Limited Partners during 1988 through February 28, 1989. Subsequent to this date, quarterly distributions were increased to $8.75 per Limited Partnership Unit through November 30, 1990, after which the distributions were decreased to $6.25 per Limited Partnership Unit through April 10, 1992. At that time, it was determined by the Managing General Partner to suspend distributions in the best interest of the Partnership. Distributions of $5 per unit resumed in the second and third quarters of 1993 and were increased to $7.50 per unit per quarter for the distributions made in 1994, 1995, 1996 and the first three quarters of 1997. A distribution of $16.50 was made for the fourth quarter of 1997. In addition, an extra distribution of $50.00 per unit was made in 1995 from excess Partnership cash reserves. A cash distribution of $16.92 per Limited Partnership Unit from the sale proceeds of LaMancha Apartments was made on April 7, 1989 and a cash distribution of $97.38 per Limited Partnership Unit from the sale of Lincoln Oaks apartments was made on July 28, 1994. In addition, a cash distribution of $131.08 per Limited Partnership Unit was made in February 1998 for the sale of the Brunswick Hotel and Conference Center. For each distribution, the General Partner was entitled to its 1% distributive share pursuant to the Partnership Agreement.

    The General Partner is obligated under the terms of the Partnership Agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. Since the Partnership effectively terminates upon sale of all the real property investments, and since the last real property investment was sold on January 20, 1998, the General Partner made a contribution to the Partnership in an amount necessary to fund the final guarantee payment in March 1998, and a final distribution of the remaining Partnership cash as well as the 8% guaranteed return was made to the Limited Partners. This distribution amounted to either $122.43 or $122.65 per Limited Partnership Unit depending on the date of the Limited Partners' admission to the Partnership.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.  Investment in Real Estate:

    Investment in real estate consists of the following as of December 31, 1997 and 1996:

                                                            Building and
                                              Land          Improvements          Total
                                              ---------     ------------        ----------
    1997

Brunswick Hotel and Conference Center         $285,000       $9,128,227         $9,413,227
Less: Valuation Allowance                            -        1,382,166          1,382,166
Less: Accumulated Depreciation                       -        3,677,432          3,677,432
                                              ---------      ----------         ----------

Total                                         $285,000       $4,068,629         $4,353,629
                                              ---------      ----------         ----------

    1996

Brunswick Hotel and Conference Center         $285,000       $8,857,267         $9,142,267
Less: Accumulated Depreciation                       -        3,677,432          3,677,432
                                              ---------      ----------         ----------

Total                                         $285,000       $5,179,835         $5,464,835
                                              ---------      ----------         ----------


5.  Notes Payable:

    The promissory note due to Bank of Lancaster County, N.A. is collateralized by the Brunswick Hotel and Conference Center. This note has an interest rate of 8.25% and matures in October 2001.


    The aggregate amount of required principal payments assuming no additional advances of principal are as follows as of December 31, 1997:

                     1998                $ 89,706
                     1999                  97,393
                     2000                 105,716
                     2001                  85,803
                                         --------
                                         $378,618
                                         --------


    In conjunction with the sale of the property in January 20, 1998, the remaining balance of the note was paid to the lender at that date.


6.  Transactions with Affiliates:


    Expenses incurred by the General Partner and affiliates and charged to the Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                          1997       1996        1995
                                                          ----       ----        ----

 Reimbursement of legal, accounting and other
   expenses to the General Partner or affiliates        $ 6,051     $ 5,525     $ 8,224
 General Partner management fee                          29,545      22,727      45,530

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.  Industry Segment Information:

    The Partnership's operations consist exclusively of investment in, and operations of, income-producing real estate property.

8.  Cash Flow Information:

    For purposes of the Consolidated Statements of Cash Flows, the Partnership considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Net cash provided by operating activities include interest payments of $35,438, $42,491 and $49,624, respectively, for the years ended December 31, 1997, 1996 and 1995.


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

10. Capital Lease Obligation:


    In May 1992, Indepro Property Fund I, L.P. entered into a five year capital lease agreement with Town and Country Inc., a wholly-owned subsidiary of Bank of Lancaster County, N.A., in the amount of $47,782 for computer equipment for the Brunswick Hotel. Monthly payments were in the amount of $1,604 based on a 9.5% interest rate. At the end of the five year agreement, Town and Country Inc. provided Indepro Property Fund I, L.P. with the title to the equipment free and clear of all liens, claims and encumbrances of any kind. This lease was fully paid in 1997.

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the years ended December 31, 1997, 1996, and 1995




                  Column A                 Column B       Column C      Column D      Column E
                  --------                 --------       --------      --------      --------

                                          Balance at      Charged to
                                           Beginning      Costs and                       Balance at
                 Description                of Year        Expenses        Deductions     End of Year

                    1997

 Allowance for real estate valuation       $     -        $1,382,166        $     -       $1,382,166
 Allowance for accounts receivable           4,467                 -            914            3,553
                                           -------        ----------        -------       ----------
                    1996

 Allowance for accounts receivable         $16,730        $        -        $12,263       $    4,467
                                           -------         ---------        -------        ---------
                    1995

 Allowance for accounts receivable         $22,996        $        -        $ 6,266       $   16,730
                                           -------         ---------         -------       ---------

                 INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                       (A Delaware Limited Partnership)
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

                            as of December 31, 1997


      Col. A          Col. B             Col. C                   Col. D                          Col. E
      ------          ------             ------                   ------                          ------

                                                         Cost Capitalized             Gross Amount at Which
                                Initial Costs to         Subsequent to                Carried at End of Year
                                Partnership              Acquisition
                                -----------------------------------------------------------------------------------
                                                                                            Building and
                                           Building and                Carrying             Improvements     Total
Description        Encumbrances    Land    Improvements  Improvements  Costs (b)   Land   Carrying Costs     (c)(d)
-----------        ------------    ----    ------------  ------------  ---------   ----   --------------     ------




Brunswick Hotel
and
Conference Center
227 guest room
hotel and office/
conference
center in
Lancaster,
Pennsylvania           (a)       $ 285,000     $6,282,935   $2,891,130   $ 8,992  $285,000   $9,128,227    $9,413,227


RESTUBBED



                     Col. F         Col. G      Col. H       Col. I
                     ------         ------      ------       ------


                                                         Life on which
                  Accumulated                           Depreciation in
                  Depreciation                           Latest income
                 and Valuation    Date of       Date     Statement is
Description       Allowance (c)  Construction  Acquired   Computed
-----------       -------------  ------------  --------   -----------




Brunswick Hotel
and
Conference Center
227 guest room
hotel and office/
conference
center in
Lancaster,                                   January 1,
Pennsylvania       $5,059,598        1970       1987           N/A


                              NOTES TO SCHEDULE III

 a) See description of Mortgage Notes Payable in the notes to the consolidated financial statements.
 b) Consists of legal fees, appraisal fees, advisor fees, total costs and other related professional fees.

 c)   Reconciliation of Real Estate Balance
      at beginning of period                        9,142,267
      Additions during period:
        Improvements                                  270,960
                                                   ----------
      Balance at end of period                     $9,413,227
                                                   ==========
      Reconciliation of Accumulated Depreciation
      Balance at beginning of period
                                                    3,677,432

      Valuation allowance for the period            1,382,166
      Depreciation expense for the period                   -
                                                   ----------
         Balance at end of period                  $5,059,598
                                                   ==========
 d) The aggregate cost of land, building and improvements for federal income tax purposes is the same as for book purposes.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Indepro Property Fund I, Corp.:


         We have audited the accompanying balance sheet of Indepro Property Fund I, Corp. as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

         In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Indepro Property Fund I, Corp. as of December 31, 1997 in conformity with generally accepted accounting principles.





                              /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 23, 1998

                         INDEPRO PROPERTY FUND I, CORP.
                                  BALANCE SHEET

                             AS OF DECEMBER 31, 1997

                                     Assets


  Cash and cash equivalents                            $     1,709,379
  Receivable from affiliates                                   528,968
                                                       ----------------
   Total Current Assets                                      2,238,347

  Investment in Indepro Property Fund I, L.P.                1,646,491
  Notes receivable from parent                               1,400,000
  Deferred taxes                                               763,923
                                                       ----------------
   Total Assets                                        $     6,048,761
                                                       ================


                      Liabilities and Stockholder's Equity

  Accounts payable                                     $         7,684
  State taxes payable                                            3,461
  Liability for Guarantee                                    2,118,311
                                                       ----------------
   Total Liabilities                                         2,129,456
                                                       ----------------

  Common stock (par value $1.00 per share
     1,000 shares authorized, issued and
     outstanding)
                                                                 1,000
  Paid in capital                                            1,230,262
  Retained earnings                                          2,688,043
                                                       ----------------
   Total Stockholder's Equity                                3,919,305
                                                       ----------------
    Total Liabilities and Stockholder's Equity         $     6,048,761
                                                       ================

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


2.  Summary of Significant Accounting Policies:

    Cash and Cash Equivalents

    Investments with maturities of three months or less when purchased are considered to be cash equivalents. The Company invests excess funds in short-term, interest-bearing obligations. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.


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

                         INDEPRO PROPERTY FUND I, CORP.
                    Notes to Financial Statements (continued)

3.  Related Party Transactions:


    The Company is reimbursed by the Partnership for direct expenses relating to the administration of the Partnership. The General Partner is entitled to receive a partnership management fee equal to 1% of the annual gross rents and hotel revenues of the Partnership's interest in its properties, not to exceed 2.5% of the Partnership's Distributable Cash (prior to payment of these fees) in any fiscal year. Accounts receivable includes $97,803 related to this management fee.


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

    The outstanding balance and payment terms for these notes are as follows:

                                                Principal
     Interest Payment        Current          Balance as of
           Date           Interest Rate     December 31, 1997
           ----           -------------     -----------------

   June 30                     9.50%       $   400,000
   December 1                  9.25%       $ 1,000,000

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


    The Company is obligated, under the terms of the Partnership Agreement, to make capital contributions to the Partnership upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay each Limited Partner a guaranteed 8% non-compounded return on the unrecovered capital contribution of the Limited Partner. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and Company. As of December 31, 1997, the estimated amount of this obligation to the Limited Partners was approximately $2,888,290. The Partnership had available cash distributable to the Limited Partners of $769,979 at December 31, 1997 which would have reduced this obligation to $2,118,311. The carrying amount of this liability approximates fair value.

                         INDEPRO PROPERTY FUND I, CORP.
                    Notes to Financial Statements (continued)

4.  Investment in Indepro Property Fund I, L.P. (the Partnership) (continued):


    On January 20, 1998, Indepro Property Fund I, L.P. conveyed title to the Brunswick Hotel to L.A. Brunswick Associates, L.P. Since the Partnership effectively terminates upon sale of all of the real property holdings, and since the Brunswick Hotel was the last remaining property of the Partnership, the Partnership will be dissolved once the liquor license is transferred to the new owner. Since the guarantee is payable upon dissolution of the partnership, the general partner made a contribution to the Partnership in an amount necessary to fund the guarantee payment and the guarantee amount of $122.43 or $122.65 (depending on the date of admission to the Partnership) per Limited Partnership Unit was paid to the Limited Partners in March 1998.

    The following is a summary of financial data for the Partnership as of December 31, 1997:




Investments in real estate (net of accumulated
depreciation and valuation allowance of $5,059,598)              $4,353,629

Cash and cash equivalents                                           989,554

Other assets                                                        357,381
                                                                 ----------
                            Total Assets                         $5,700,564
                                                                 ==========

Notes payable                                                       378,618

Other liabilities                                                   364,861

                            Total Liabilities                       743,479

Partners' Capital                                                 4,957,085
                                                                 ----------
    Total Liabilities and Partners' Capital                     $ 5,700,564
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

6.  Income Taxes:


    At December 31, 1997, deferred income taxes recognized in the balance sheet of $763,923 were comprised of the tax effect of the temporary differences between the financial statement and tax basis of the Company's investment in the Partnership and a deferred federal income tax asset on the 8% guarantee to the Indepro Property Fund I, L.P. Limited Partners.