Form 10-Q
period 1998-03-31
INDEPRO PROPERTY FUND I LP
filed 1998-05-14
CIK 710982

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998       Commission File No.: 2-80756


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

           Securities registered pursuant to Section12(g) of the Act:
                          Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                             YES __X__     NO____


There is no public market for the Limited Partnership Interests. Non-affiliates hold 23,579 Limited Partnership Interests as of March 31, 1998.

                          INDEPRO PROPERTY FUND I, L.P.
                          INDEX OF FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------
Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets, as of March 31, 1998
                  and December 31, 1997                                   3

         Consolidated Statements of Income, for the three months
                  ended March 31, 1998 and 1997                           4

         Consolidated Statement of Partners' Capital for the three
                  months ended March 31, 1998                             5

         Consolidated Statements of Cash Flows, for the three months
                  ended March 31, 1998 and 1997                           6

         Notes to Consolidated Financial Statements                     7-8


      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9-10

Part II - Other Information                                              11

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1998 and December 31, 1997
                               (Liquidation Basis)



                                                                MARCH 31           DECEMBER 31
                                                                  1998                1997
                                                               ----------          -----------

                             Assets

Investments in real estate held for sale (note 3)              $     --             $9,413,227
Less:  Accumulated depreciation and amortization and
          valuation allowance                                        --              5,059,598
                                                               ----------           ----------
Total investments                                                    --              4,353,629

Cash and cash equivalents                                         157,855              989,554
Accounts receivable (net of allowance for doubtful
  accounts of $2,600 in 1998 and $3,553 in 1997)                   69,518              286,825
Prepaid expenses and other assets                                  12,769               70,556
                                                               ----------           ----------
                          Total Assets                         $  240,142           $5,700,564
                                                               ==========           ==========

                Liabilities and Partners' Capital

Notes payable                                                        --                378,618
Due to general partner and affiliates                             204,405               99,209
Accrued liabilities                                                35,737              257,182
Advance deposits                                                     --                  8,470
                                                               ----------           ----------
             Total Liabilities                                    240,142              743,479
                                                               ----------           ----------

Partners' capital                                                    --              4,957,085
                                                               ----------           ----------
             Total liabilities and partners' capital           $  240,142           $5,700,564
                                                               ==========           ==========













               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1998 and 1997
                               (Liquidation Basis)


                                               Three Months       Three Months
                                                  Ended              Ended
                                              March 31, 1998     March 31, 1997
                                              --------------     --------------

              Income

Hotel revenues                                 $ 113,474          $ 960,502
Hotel cost of revenues                            84,565            384,512
                                               ---------          ---------
Gross profit from hotel operations                28,909            575,990
Investment income                                 25,885             11,289
                                               ---------          ---------
Total income                                      54,794            587,279
                                               ---------          ---------


              Expenses

Property operating expenses                      119,546            261,728
Depreciation and amortization                       --                  500
Real estate taxes                                 11,260             54,126
Administrative                                     4,960             10,295
Repairs and maintenance                            5,481             25,839
Insurance                                          3,333             18,279
Provision for doubtful accounts                     (553)             1,822
Interest expense                                   1,899              9,438
                                               ---------          ---------
Total Expenses                                   145,926            382,027
                                               ---------          ---------
Net Income                                     $ (91,132)         $ 205,252
                                               =========          =========
Net income allocated to Limited Partners       $ (90,221)         $ 203,199


Net income allocated to General Partner             (911)             2,053
                                               ---------          ---------
                                               $ (91,132)           205,252
                                               =========          =========


Net income per Limited Partnership
  interests outstanding (30,000)
                                               $      (3)         $       7
                                               =========          =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1998 and 1997
                               (Liquidation Basis)

                                                                                  Limited
                                                             General            Partnership
                                                             Partner               Units                Total
                                                             -------           -------------         -----------

Partners' capital at January 1, 1998                       $   744,954          $ 4,212,131          $ 4,957,085

  Net income                                                      (911)             (90,221)             (91,132)
  Distributions of sales proceeds                              (39,722)          (3,932,400)          (3,972,122)
  Capital contribution by General Partner                    1,994,459                 --              1,994,459
  Cash distributions from operations and guarantee               --              (2,888,290)          (2,888,290)
                                                           -----------          -----------          -----------

Partners'  capital at March 31, 1998                       $ 2,698,780          $(2,698,780)         $      --
                                                           ===========          ===========          ===========









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                               (Liquidation Basis)


                                                                           Three months       Three months
                                                                               Ended              Ended
                                                                          March 31, 1998      March 31, 1997
                                                                          --------------      --------------

Cash flows from operating activities:

 Net income                                                               $   (91,132)         $   205,252
 Adjustments to reconcile net income to net cash
  provided by operating activities:

   Depreciation and amortization                                                 --                    500

Change in assets and liabilities:
  Decrease (increase) in accounts receivable                                  217,307             (124,464)
  Increase (decrease) in prepaid expenses                                      57,787              (63,338)
  Decrease in accrued liabilities                                            (221,445)              (6,023)
  Increase (decrease) in advance deposits                                      (8,470)              11,335
  Increase (decrease) in amounts due to general
     partner and affiliates                                                   105,196                5,300
                                                                          -----------          -----------
Net cash provided by (used in) operating activities                            59,243               28,562
                                                                          -----------          -----------

Cash flows from investing activities:

  Proceeds from sale of real estate                                         4,353,629                 --
  Additions to real estate                                                       --                 (7,600)
                                                                          -----------          -----------
Net cash used in investing activities                                       4,353,629               (7,600)
                                                                          -----------          -----------

Cash flows from financing activities:

  Repayment of notes payable                                                 (378,618)             (20,019)
  Repayment of capital lease obligation                                          --                   (326)
  Contribution from General Partner - guaranteed return                     1,994,459                 --
  Distributions of sales proceeds                                          (3,972,122)                --
  Distributions to partners from operations and guaranteed return          (2,888,290)            (227,273)
                                                                          -----------          -----------
Net cash (used in) financing activities                                    (5,244,571)            (247,618)
                                                                          -----------          -----------

Net decrease in cash and cash equivalents                                    (831,699)            (226,656)

Cash and cash equivalents, beginning of period                                989,554            1,217,068
                                                                          -----------          -----------

Cash and cash equivalents, end of period                                  $   157,855          $   990,412
                                                                          ===========          ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1998



   1.  General

       The preceding unaudited financial information sets forth the operations of Indepro Property Fund I, L.P. for the three months ended March 31, 1998. In the opinion of Management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 1998.

       Footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form
       10 - K. These interim financial statements should be read in conjunction with the Form 10 - K for the year ended December 31, 1997.

   2.  Partners' Capital

       Indepro Property Fund I, L.P. made a distribution of $3,972,122 in February 1998 relating to the net proceeds from the sale of the Brunswick Hotel and Conference Center located in Lancaster, PA.

       The General Partner was obligated under the terms of the Partnership Agreement to make a capital contribution upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return was computed from the date of each Limited Partner's admission to the Partnership. This obligation did not guarantee to the Limited Partners a return of their capital contributions.

       Partnership Dissolution

       Since the Partnership effectively terminates upon sale of all the real property holdings, and since the last real property holding was sold on January 20, 1998, the General Partner made a contribution of $1,994,459 to the Partnership in March 1998 to satisfy the 8% guaranteed return. In addition, in March 1998, the General Partner made a final distribution to the Limited Partners of $122.43 or $122.65 per Limited Partnership Unit (depending on the date of the Limited Partners' admission to the Partnership) which represented remaining Partnership cash from operations as well as the 8% guaranteed return on investment. Pennsylvania withholding taxes that were paid by Indepro Property Fund I, L.P. on the partners' behalf were deducted from the final distribution made in March 1998.

       Upon final payments of bills and collection of receivables, the Partnership will be liquidated. As a result, the Partnership has adopted the liquidation basis of accounting. This basis of accounting is considered appropriate since the Partnership will be dissolving and the Partnership is no longer viewed as a going concern. Under this basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs of liquidating the Partnership are provided to the extent they are reasonably determinable. The adoption of the liquidation basis of accounting had no impact on the financial statements.

                          INDEPRO PROPERTY FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1998

3.     Investment in Real Estate

       On January 20, 1998 the Partnership conveyed title to the Brunswick Hotel and Conference Center to L.A. Brunswick Associates, L.P. (the Purchaser.) The Purchaser is a Pennsylvania limited partnership affiliated with GF Management, Inc., a Pennsylvania corporation, which owns and/or manages hotels and other real estate investments primarily in the greater Philadelphia area and which has no affiliation to the Partnership, the General Partner, or Indepro Corp. (the Advisor.) The total consideration received by the Partnership for the sale of the property was $4,715,000 which was negotiated at arm's length through a competitive bidding process. Relevant factors utilized in determining the adequacy of the consideration were the sale prices of comparable properties in the marketplace, the age and physical condition of the property sold, present and anticipated future market conditions for hotel properties in the Lancaster area, the duration of the Partnership's investment in the property, and the decision of the OPM and Army, the two largest users of guest rooms at the hotel, not to extend their agreements beyond June 1998. After payment of the costs of sale of approximately $361,371 and the balance of the mortgage loan on the property of $381,472, the total net cash proceeds of $3,972,122, were distributed to the General and Limited Partners in February 1998.

4.     Cash Flow Information

       Net cash provided by operating activities reflects cash payments for interest of $1,899 and $9,383 respectively, during the three months ended March 31, 1998 and March 31, 1997.

       For purposes of the Consolidated Statements of Cash Flows, the Partnership considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

5.     Concentration of Credit Risk

       The Partnership's operations consisted of ownership of a hotel located in Lancaster, Pennsylvania. This hotel was sold on January 20, 1998. The Partnership maintained adequate levels of property and liability insurance for the hotel. The Partnership's hotel customers primarily included governmental agencies, and to a lesser extent, corporate travelers and tourists. The Partnership performed credit evaluations of its customers and generally did not require collateral.

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

                  INDEPRO PROPERTY FUND I, L.P. AND SUBSIDIARY
                        (A Delaware Limited Partnership)

                                 Part I, Item 2


     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

Results of Operations

The Partnership's net loss for the three months ended March 31, 1998 was $(91,132), a decrease of $296,384 from the same period of the prior year. This decrease is primarily attributable to the sale of the Brunswick Hotel and Conference Center on January 20, 1998.

The Brunswick Hotel and Conference Center (the Hotel) is a 227 room hotel located in downtown Lancaster, Pennsylvania. It recently has served three main client segments which are the U.S. Government, tourist and corporate. Income attributable to the Brunswick Hotel decreased from $203,197 for the three months ended March 31, 1997 to a loss of $(113,099) for the three months ended March 31, 1998, primarily due to the sale of the Hotel on January 20, 1998. Gross profit from hotel operations is down by $547,081 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Hotel operations for the 1997 time period included three months of activity while the 1998 operations only include the operations of the hotel for the first nineteen days of the year. In addition, the expenses of operating the property, such as administrative, marketing, real estate taxes, insurance and repairs and maintenance, are also down in the three months ended March 31, 1998 as compared to the same period of the prior year, since they only include the operations of the hotel for the first nineteen days of the year. Collectively, these expenses have decreased by $230,785 in the three months ended March 31, 1998, as compared to the same period of the prior year. However, the costs of operating the property have not decreased proportionately as much as hotel revenues have decreased, due to the additional costs associated with the transfer of the ownership of the Hotel.

Liquidity and Capital Resources

As of March 31, 1998, the Partnership had cash and cash equivalents totaling $157,855, in comparison with $989,554 at December 31, 1997 and $990,412 at March 31, 1997. The decrease in cash from December, 1997 is primarily attributable to the final distribution made in March 1998 which represented all remaining Partnership cash from operations as well as the 8% guaranteed return. All cash remaining in the Partnership is to be used to fund existing liabilities. As a result, there will be no further distributions to the Limited Partners.

 During 1991, the Hotel obtained third party financing in the form of a promissory note to fund the major renovations to the Hotel and Mall. Approximately $791,443 had been advanced under this note. At the date of sale of the Hotel, the note had a balance of $381,472, including accrued interest to the date of sale. This amount was paid at the settlement of the sale of the property.

     Management's Discussion and Analysis of Financial Condition and Results
                            of Operations (Continued)



        Distributions

Indepro Property Fund I, L.P. made a distribution of $3,972,122 in February 1998 relating to the net proceeds from the sale of the Brunswick Hotel and Conference Center.

The General Partner was obligated under the terms of the Partnership agreement to make a capital contribution upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of the Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of the Limited Partner. This guaranteed return was computed from the date of each Limited Partner's admission to the Partnership. This obligation did not guarantee to the Limited Partners a return of their capital contributions. In March 1998, the General Partner made a contribution to the Partnership of $1,994,459, the amount necessary to satisfy this guarantee obligation. In addition, in March 1998, a final distribution was made to the Limited Partners in the amount of $122.43 or $122.65 per Limited Partnership Unit, depending on the date of the Limited Partners' admission to the Partnership. This distribution included remaining Partnership cash as well as the amount contributed by the General Partner to fund the 8% guaranteed return.

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

                          INDEPRO PROPERTY FUND I, L.P.
                        (A Delaware Limited Partnership)

                                     PART II

                                OTHER INFORMATION


ITEM 1.     Legal Proceedings

            As of March 31, 1998, the Partnership was not a party to any pending legal proceeding.


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


                                   INDEPRO PROPERTY FUND I, L.P.


                                   By: Indepro Property Fund I Corp.,
                                           General Partner


Date:  May 14, 1998                By: /s/ Ann M. Strootman
                                       ------------------------------
                                            Ann M. Strootman
                                            Controller
                                            (Authorized officer and
                                            Principal Financial Officer)